Form 10-Q
period 2022-03-31
New Providence Acquisition Corp. II
filed 2022-05-13
CIK 1837929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 12, 2022, there were 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NEW PROVIDENCE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheet as of March 31, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended March 31, 2022 and the period from January 1, 2021 (commencement of operations) through March 31, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three months ended March 31, 2022 and the period from January 1, 2021 (commencement of operations) through March 31, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the three months ended March 31, 2022 and for the period from January 1, 2021 (commencement of operations) through March 31, 2021 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16

Part II. Other Information
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18

Signatures	19

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$880,189	$1,081,525
Prepaid expenses	357,266	329,091
Total Current Assets	1,237,455	1,410,616

Other long-term assets	164,726	235,322
Marketable securities held in Trust Account	255,015,850	254,992,893
TOTAL ASSETS	$256,418,031	$256,638,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$478,933	$378,432
Accrued offering costs	524,918	524,918
Total Current Liabilities	1,003,851	903,350

Deferred underwriting payable	8,750,000	8,750,000
Total Liabilities	9,753,851	9,653,350

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at $10 per share redemption value	255,000,000	255,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding	625	625
Additional paid-in capital	—	—
Accumulated deficit	(8,336,445)	(8,015,144)
Total Stockholders’ Deficit	(8,335,820)	(8,014,519)
TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES AND STOCKHOLDERS’ DEFICIT	$256,418,031	$256,638,831

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,	For the Period from January 1, 2021 (Commencement of Operations) Through March 31,
	2022	2021

Operating and formation costs	$344,258	$1,000
Loss from operations	(344,258)	(1,000)

Other income (expense):
Interest earned on marketable securities held in Trust Account	64,554	—
Unrealized loss on marketable securities held in Trust Account	(41,597)	—
Total other income, net	22,957	—
Net loss	$(321,301)	$(1,000)

Basic and diluted weighted shares outstanding, Class A Common Stock	25,000,000	—
Basic and diluted net loss per common share, Class A Common Stock	$(0.01)	$—

Basic and diluted weighted shares outstanding, Class B Common Stock	6,250,000	5,625,000
Basic and diluted net loss per common share, Class B Common Stock	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,250,000	$625	$—	$(8,015,144)	$(8,014,519)

Net loss	—	—	—	—	—	(321,301)	(321,301)
Balance – March 31, 2022	—	$—	6,250,000	$625	$—	$(8,336,445)	$(8,335,820)

FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021 (Commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock	—	—	6,468,750	647	24,353	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance – March 31, 2021	—	$—	6,478,750	$647	$24,353	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,	For the Period from January 1, 2021 (Commencement of Operations) Through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(321,301)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(64,554)	—
Unrealized loss on marketable securities held in Trust Account	41,597	—
Changes in operating assets and liabilities:
Prepaid expenses	(28,175)	—
Accrued expenses	100,501	1,000
Other long-term assets	70,596	—
Net cash used in operating activities	(201,336)	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	92,543
Payment of offering costs	—	(92,543)
Net cash provided by financing activities	—	—

Net Change in Cash	(201,336)	—
Cash – Beginning of period	1,081,525	—
Cash – End of period	$880,189	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$171,235
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

All activity through March 31, 2022 relates to the Company’s formation, the proposed initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account (as described below).

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $880,189 in its operating bank accounts, $255,015,850 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital surplus of $257,980.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company expects to need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 9, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statement were issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NEW PROVIDENCE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

 Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, , and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 24, 2022. The interim results for the periods ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account consisted of U.S. Treasury Bills with a maturity of 185 days or less. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock are classified as stockholder’s equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(6,250,000)
Common stock issuance costs	(14,202,018)
Plus:
Accretion of carrying value to redemption value	25,452,018
Common stock subject to possible redemption, December 31, 2021	$255,000,000
Plus:
Accretion of carrying value to redemption value	—
Common stock subject to possible redemption, March 31, 2022	$255,000,000

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of March 31, 2022.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The tax provision for the period from January 1, 2021 (commencement of operations) through March 31, 2022 were deemed to be de minimis.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,333,333 Class A common stock in the aggregate. As of March 31, 2022 and for the period from January 1, 2021 (commencement of operations) through March 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Period from January 1, 2021 (commencement of operations) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(257,041)	$(64,260)	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	—	5,625,000
Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$—	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 8).

Warrant Liabilities

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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
MARCH 31, 2022

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 19, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). In February 2021, the Sponsor transferred 10,000 Founder Shares to each of the Company’s director nominees, Rick Mazer, Dan Ginsberg, Tim Gannon, Terry Wilson and Greg Stevens. On November 4, 2021, the Company effected a stock capitalization resulting in its initial stockholders holding 6,468,750 shares of its Class B common stock. Following the underwriter’s election to partially exercise its over-allotment option at the Initial Public Offering and forfeiture by the underwriters of the remaining outstanding option, 218,750 Founder Shares were forfeited.

The sale of the Founder Shares to the Company’s director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm who used the lattice model to assess the fair value associated with the Founder Shares granted. The fair value of the 50,000 Founder Shares granted to the Company’s director nominees was $487,000 or $9.74 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined the performance conditions are not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 4, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $20,000 per month for, among other things, the provision of the services of one or more investment professionals, who may be related parties of the Sponsor or of one of the Company’s executive officers. An affiliate of the Sponsor has entered into an employment arrangement with James Bradley, the Company’s chief financial officer, pursuant to which Mr. Bradley is compensated for, among other things, transaction management and negotiation services, which include, but are not limited to, his services to the Sponsor. Mr. Bradley is paid by this affiliate $12,500 per month, and a portion of the $20,000 monthly fee paid to the Sponsor is allocated to the reimbursement of Mr. Bradley’s monthly salary. Mr. Bradley and each of the professionals will be paid at or below market rates for their services. For the three months ended March 31, 2022, the Company incurred and paid $60,000 in fees for these services. For the period from January 1, 2021 (commencement of operations) through March 31, 2021, the Company did not incur any fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Any warrants issued upon conversion of the Working Capital Loans would be identical to the Private Placement Warrants. At March 31, 2022 and December 31, 2021, the Company had no Working Capital Loans.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

Consulting Services Arrangements

The Company has arrangements with third party consultants to provide services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. These arrangements provide for aggregate monthly fees of approximately $10,000. For the three months ended March 31, 2022, the Company incurred $3,000, of which remained unpaid and are reflected in accrued expense on the condensed balance sheets as of March 31, 2022. For the period from January 1, 2021 (commencement of operation) through March 31, 2021, the Company did not incur any fees for these services.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company filed an Amended and Restated Certificate of Incorporation prior to the closing date of the Initial Public Offering such that the Company is authorized to issue up to 1,000,000 shares of preferred stock at a $0.0001 par value. At March 31, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 400,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 25,000,000 shares of Class A common stock subject to possible redemption issued or outstanding.

Class B Common Stock

The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Warrants

At March 31, 2022 and December 31, 2021, there were 8,333,333 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Company’s initial Business Combination, it will use commercially reasonable efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, and thereafter will use commercially reasonable efforts to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Company’s initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when it will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption by surrendering such warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value; provided, however, that no cashless exercise shall be permitted unless the fair market value is equal to or higher than the exercise price. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the ten (10) trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

As of March 31, 2022 and December 31, 2021, there are 8,000,000 Private Placement Warrants issued and outstanding. The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022
Assets:
Marketable securities held in Trust Account	1	$255,015,333

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$254,992,376

NOTE 9. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated under the laws of the State of Delaware on November 16, 2020 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and our private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account established for the benefit of our public stockholders (the “trust account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2022, we had net loss of $321,301, which consisted of operating and formation costs of $344,258 and an unrealized loss on marketable securities held in our trust account of $41,597, offset by interest earned on marketable securities held in the trust account of $64,554.

For the period from January 1, 2021 (commencement of operations) through March 31, 2021, we had net loss of $1,000, which consisted of operating and formation costs.

Liquidity and Going Concern

On November 9, 2021, we consummated the initial public offering of 25,000,000 units (“Units”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 8,000,000 private placement warrants (the “private placement warrants”) at a price of $1.50 per private placement warrant in a private placement (the “private placement”) to our Sponsor, generating gross proceeds of $12,000,000.

Following our initial public offering and the private placement, a total of $255,000,000 was placed in the trust account. We incurred $14,566,172 in initial public offering related costs, including $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees, and $816,172 of other offering costs.

For the three months ended March 31, 2022, cash used in operating activities was $201,336. Net loss of $321,301 was affected by interest earned on marketable securities held in the trust account of $64,554 and unrealized loss on marketable securities held in trust account of $41,597. Changes in operating assets and liabilities provided $142,922 of cash for operating activities.

For the period from January 1, 2021 (commencement of operations) through March 31, 2021, cash used in operating activities was $0. Net loss of $1,000 was affected by changes in operating assets and liabilities provided $1,000 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the trust account of $255,015,850 (including approximately $57,307 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the trust account.

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

As of March 31, 2022, we had cash held outside the trust account of $880,189. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 9, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements included in this Report were issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a total of up to $20,000 per month for, among other things, the provision of the services of one or more investment professionals, who may be related parties of our Sponsor or of one of our executive officers. An affiliate of our Sponsor has entered into an employment arrangement with James Bradley, our chief financial officer, pursuant to which Mr. Bradley is compensated for, among other things, transaction management and negotiation services, which include, but are not limited to, his services to our Sponsor. Mr. Bradley is paid by this affiliate $12,500 per month, and a portion of the $20,000 monthly fee paid to our Sponsor is allocated to the reimbursement of Mr. Bradley’s monthly salary. Mr. Bradley and each of the professionals will be paid at or below market rates for their services. We began incurring these fees on November 4, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

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

Warrant Liabilities

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 24, 2022 , except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

Simultaneously with the consummation of the Initial Public Offering, the Sponsor purchased an aggregate of 8,000,000 private placement warrants at a price of $1.50 per private placement warrant, generating total gross proceeds of $12,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such private placement.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

(1)	Previously field as an exhibit to our Current Report on Form 8-K field on November 10, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PROVIDENCE ACQUISITION CORP. II

Date: May 12, 2022	By:	/s/ Gary Smith
	Name:	Gary Smith
	Title:	Chief Executive Officer

Date: May 12, 2022	By:	/s/ James Bradley
	Name:	James Bradley
	Title:	Chief Financial Officer