Form 10-Q
period 2022-06-30
New Providence Acquisition Corp. II
filed 2022-08-10
CIK 1837929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, there were 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NEW PROVIDENCE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three months and six months ended June 30, 2022 and three months ended June 30, 2021, and for the period from January 1, 2021 (commencement of operations) through June 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three months and six months ended June 30, 2022 and 2021, and Three Months Ended June 30, 2021, and for the Period from January 1, 2021 (commencement of operation) through June 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the six months ended June 30, 2022 and for the period from January 1, 2021 (commencement of operations) through June 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19

Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21

Part III. Signatures	22

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$772,239	$1,081,525
Prepaid expenses	327,926	329,091
Total Current Assets	1,100,165	1,410,616

Other long-term assets	94,129	235,322
Marketable securities held in Trust Account	255,223,647	254,992,893
TOTAL ASSETS	$256,417,941	$256,638,831

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$581,233	$378,432
Accrued offering costs	524,918	524,918
Income taxes payable	34,154	—
Total Current Liabilities	1,140,305	903,350

Deferred underwriting payable	8,750,000	8,750,000
Total Liabilities	9,890,305	9,653,350

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at $10 per share redemption value	255,000,000	255,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding	625	625
Additional paid-in capital	—	—
Accumulated deficit	(8,472,989)	(8,015,144)
Total Stockholders’ Deficit	(8,472,364)	(8,014,519)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$256,417,941	$256,638,831

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from January 1, 2021 (commencement of operations) Through June 30,
	2022	2021	2022	2021
Formation and operating costs	$310,187	$65	$654,445	$1,065
Loss from operations	(310,187)	(65)	(654,445)	(1,065)

Other income:
Interest earned on marketable securities held in Trust Account	248,900	—	313,454	—
Unrealized loss on marketable securities held in Trust Account	(41,103)	—	(82,700)	—
Other income	207,797	—	230,754	—

Loss before provision for income taxes	(102,390)	(65)	(423,691)	(1,065)
Provision for income taxes	(34,154)	—	(34,154)	—
Net loss	$(136,544)	$(65)	$(457,845)	$(1,065)

Weighted average shares outstanding, Class A common stock	25,000,000	—	25,000,000	—

Basic and diluted net loss per share, Class A common stock	$(0.00)	$—	$(0.01)	$—

Weighted average shares outstanding, Class B common stock	6,250,000	5,625,000	6,250,000	5,625,000

Basic and diluted net loss per share, Class B common stock	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,250,000	$625	$—	$(8,015,144)	$(8,014,519)
Net loss	—	—	—	—	—	(321,301)	(321,301)
Balance – March 31, 2022	—	—	6,250,000	625	—	(8,336,445)	(8,335,820)
Net loss	—	—	—	—	—	(136,544)	(136,544)
Balance – June 30, 2022	—	$—	6,250,000	$625	$—	$(8,472,989)	$(8,472,364)

THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021 (Commencement of operations)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock	—	—	6,468,750	647	24,353	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance – March 31, 2021	—	$—	6,468,750	$647	$24,353	$(1,000)	$24,000
Net loss	—	—	—	—	—	(65)	(65)
Balance – June 30, 2021	—	—	6,468,750	647	24,353	(1,065)	23,935

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,	For the Period from January 1, 2021 (commencement of operations) through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(457,845)	$(1,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(313,454)	—
Unrealized loss on marketable securities held in Trust Account	82,700	—
Changes in operating assets and liabilities:
Prepaid expenses	1,165	—
Accrued expenses	202,801	1,065
Other long-term assets	141,193	—
Income taxes payable	34,154	—
Net cash used in operating activities	(309,286)	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	127,158
Payment of offering costs	—	(127,158)
Net cash provided by financing activities	—	—

Net Change in Cash	(309,286)	—
Cash – Beginning of period	1,081,525	—
Cash – End of period	$772,239	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$325,300
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

All activity through June 30, 2022 relates to the Company’s formation, the proposed initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account (as described below).

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $772,239 in its operating bank accounts, $255,223,647 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital surplus of $203,169, after adjustment for taxes that can be paid from Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company expects to need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 9, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statement were issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NEW PROVIDENCE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Exchange Act. Certain information or footnote disclosures normally included in the condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 24, 2022. The interim results for the periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account consisted of U.S. Treasury Bills with a maturity of 185 days or less. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock are classified as stockholder’s equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(6,250,000)
Common stock issuance costs	(14,202,018)
Plus:
Accretion of carrying value to redemption value	25,452,018
Common stock subject to possible redemption, December 31, 2021 and June 30, 2022	$255,000,000

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in a Company’s condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from losses per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,333,333 Class A common stock in the aggregate. As of June 30, 2022 and for the period from January 1, 2021 (commencement of operations) through June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the losses of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

							For the Period from January 1, 2021 (commencement of operations)
	Three Months Ended June 30				Six Months Ended		through
	2022		2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(109,235)	$(27,309)	$—	$(65)	$(366,276)	$(91,569)	$—	$(1,065)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	—	5,625,000	25,000,000	6,250,000	—	5,625,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$—	$(0.00)	$(0.01)	$(0.01)	$—	$(0.00)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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
JUNE 30, 2022

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

The sale of the Founder Shares to the Company’s director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm who used the lattice model to assess the fair value associated with the Founder Shares granted. The fair value of the 50,000 Founder Shares granted to the Company’s director nominees was $487,000 or $9.74 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined the performance conditions are not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 4, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $20,000 per month for, among other things, the provision of the services of one or more investment professionals, who may be related parties of the Sponsor or of one of the Company’s executive officers. An affiliate of the Sponsor has entered into an employment arrangement with James Bradley, the Company’s chief financial officer, pursuant to which Mr. Bradley is compensated for, among other things, transaction management and negotiation services, which include, but are not limited to, his services to the Sponsor. Mr. Bradley is paid by this affiliate $12,500 per month, and a portion of the $20,000 monthly fee paid to the Sponsor is allocated to the reimbursement of Mr. Bradley’s monthly salary. Mr. Bradley and each of the professionals will be paid at or below market rates for their services. For the three months and six months ended June 30, 2022, the Company incurred and paid $60,000 and $120,000 in fees for these services, respectively. For the three months ended June 30, 2021 and for the period from January 1, 2021 (commencement of operations) through June 30, 2021, the Company did not incur any fees for these services, respectively.

Promissory Note — Related Party

On January 15, 2021, the Sponsor issued an unsecured promissory note to the Company, which was amended and restated on August 3, 2021 (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of June 30, 2022 or the consummation of the Initial Public Offering. The outstanding balance of $175,367 was repaid on November 18, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Any warrants issued upon conversion of the Working Capital Loans would be identical to the Private Placement Warrants. At June 30, 2022 and December 31, 2021, the Company had no Working Capital Loans.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

Consulting Services Arrangements

The Company has arrangements with third party consultants to provide services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. These arrangements provide for aggregate monthly fees of approximately $10,000. For the three months and six months ended June 30, 2022, the Company incurred $30,000 and $33,000, respectively, of which $5,000 remained unpaid and are reflected in accrued expense on the condensed balance sheets as of June 30, 2022. For the three months ended June 30, 2021 and for the period from January 1, 2021 (commencement of operations) through June 30, 2021, the Company did not incur any fees for these services.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company filed an Amended and Restated Certificate of Incorporation prior to the closing date of the Initial Public Offering such that the Company is authorized to issue up to 1,000,000 shares of preferred stock at a $0.0001 par value. At June 30, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 400,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 25,000,000 shares of Class A common stock subject to possible redemption issued or outstanding.

Class B Common Stock

The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Warrants

At June 30, 2022 and December 31, 2021, there were 8,333,333 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2022

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

As of June 30, 2022 and December 31, 2021, there are 8,000,000 Private Placement Warrants issued and outstanding. The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022
Assets:
Marketable securities held in Trust Account	1	$255,223,647

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$254,992,376

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to New Providence Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to New Providence Acquisition II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Following our initial public offering and the private placement, a total of $255,000,000 was placed in our trust account. We incurred $14,566,172 in initial public offering related costs, including $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees, and $816,172 of other offering costs.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account established for the benefit of our public stockholders (the “trust account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2022, we had net loss of $136,544, which consisted of operating and formation costs of $310,187, unrealized loss on marketable securities held in the trust account of $41,103 and provision for income taxes of $34,154, offset by interest income on marketable securities held in the trust account of $248,900.

For the six months ended June 30, 2022, we had net loss of $457,845, which consisted of operating and formation costs of $654,445, unrealized loss on marketable securities held in the trust account of $82,700 and provision for income taxes of $34,154, offset by interest income on marketable securities held in the trust account of $313,454.

For the three months ended June 30, 2021, we had net loss of $65, which consisted of operating and formation costs.

For the period from January 1, 2021 (commencement of operations) through June 30, 2021, we had net loss of $1,065, which consisted of operating and formation costs.

Liquidity and Going Concern

For the six months ended June 30, 2022, cash used in operating activities was $309,286. Net loss of $457,845 was affected by an unrealized loss on marketable securities held in trust account of $82,700 and interest income on marketable securities held in the trust account of $313,454. Changes in operating assets and liabilities provided $379,313 of cash for operating activities.

For the period from January 1, 2021 (commencement of operations) through June 30, 2021, cash used in operating activities was $0. Net loss of $1,065 was affected by changes in operating assets and liabilities provided $1,065 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the trust account of $255,223,647 (including approximately $223,647 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the trust account.

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

As of June 30, 2022, we had cash held outside the trust account of $772,239. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 9, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the condensed financial statements included in this Report were issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheet.

Net Loss per Common Stock

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. We apply the two-class method in calculating losses per share. Accretion associated with the redeemable shares of Class A common stock is excluded from net loss per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on the foregoing, management concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the accounting for accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal accounting controls related to the accounting for accrued expenses. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding the accounting for accrued expenses. Additionally, we intend to work closely with all our advisors to ensure balances being recorded at each period end represent the accurate amounts the Company owes. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Changes in Internal Control Over Financial Reporting

Other than as described above with respect to the accounting for accrued expenses, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We plan to continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the accounting for accrued expenses standards that apply to our condensed financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the accounting for accrued expenses. Additionally, we intend to work closely with all our advisors to ensure balances being recorded at each period end represent the accurate amounts the Company owes. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 24, 2022, and in our Current Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as outlined below, there have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 24, 2022, and in our Current Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 13, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Material Weakness

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting relating to the accounting for accrued expenses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable share exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. Such material weakness could also have the effect of delaying our ability to close a Business Combination.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously field as an exhibit to our Current Report on Form 8-K field on November 10, 2021 and incorporated by reference herein.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PROVIDENCE ACQUISITION CORP. II

Date: August 9, 2022	By:	/s/ Gary Smith
	Name:	Gary Smith
	Title:	Chief Executive Officer

Date: August 9, 2022	By:	/s/ James Bradley
	Name:	James Bradley
	Title:	Chief Financial Officer