Form 10-Q
period 2022-09-30
New Providence Acquisition Corp. II
filed 2022-11-03
CIK 1837929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 3, 2022, there were 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NEW PROVIDENCE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three months and nine months ended September 30, 2022 and three months ended September 30, 2021, and for the period from January 1, 2021 (commencement of operations) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months and nine months ended September 30, 2022 and 2021, and Three Months Ended September 30, 2021, and for the Period from January 1, 2021 (commencement of operation) through September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2022 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20

Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22

Part III. Signatures	23

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$531,769	$1,081,525
Prepaid expenses	302,625	329,091
Total Current Assets	834,394	1,410,616

Other long-term assets	23,532	235,322
Marketable securities held in Trust Account	256,456,862	254,992,893
TOTAL ASSETS	$257,314,788	$256,638,831

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$611,006	$378,432
Accrued offering costs	524,918	524,918
Income taxes payable	154,371	—
Total Current Liabilities	1,290,295	903,350

Deferred underwriting payable	8,750,000	8,750,000
Total Liabilities	9,952,299	9,653,350

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at $10.24 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	255,946,336	255,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding	625	625
Additional paid-in capital	—	—
Accumulated deficit	(8,672,468)	(8,015,144)
Total Stockholders’ Deficit	(8,671,843)	(8,014,519)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$257,314,788	$256,638,831

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from January 1, 2021 (commencement of operations) Through September 30,
	2022	2021	2022	2021
Formation and operating costs	$269,141	$19,701	$923,586	$20,766
Loss from operations	(269,141)	(19,701)	(923,586)	(20,766)

Other income:
Interest earned on marketable securities held in Trust Account	1,093,144	—	1,406,598	—
Unrealized gain on marketable securities held in Trust Account	140,071	—	57,371	—
Other income	1,233,215	—	1,463,969	—

Income (loss) before provision for income taxes	964,074	(19,701)	540,383	(20,766)
Provision for income taxes	(217,217)	—	(251,371)	—
Net income (loss)	$746,857	$(19,701)	$289,012	$(20,766)

Weighted average shares outstanding, Class A common stock	25,000,000	—	25,000,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.02	$—	$0.01	$—

Weighted average shares outstanding, Class B common stock	6,250,000	5,625,000	6,250,000	5,625,000

Basic and diluted net income (loss) per share, Class B common stock	$0.02	$(0.00)	$0.01	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,250,000	$625	$—	$(8,015,144)	$(8,014,519)
Net loss	—	—	—	—	—	(321,301)	(321,301)
Balance – March 31, 2022	—	—	6,250,000	625	—	(8,336,445)	(8,335,820)
Net loss	—	—	—	—	—	(136,544)	(136,544)
Balance – June 30, 2022	—	$—	6,250,000	$625	$—	$(8,472,989)	$(8,472,364)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(946,336)	(946,336)
Net income	—	—	—	—	—	746,857	746,857
Balance – September 30, 2022	—	$—	6,250,000	$625	$—	$(8,672,468)	$(8,671,843)

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021 (Commencement of operations)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock	—	—	6,468,750	647	24,353	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance – March 31, 2021	—	$—	6,468,750	$647	$24,353	$(1,000)	$24,000
Net loss	—	—	—	—	—	(65)	(65)
Balance – June 30, 2021	—	—	6,468,750	647	24,353	(1,065)	23,935
Net loss	—	—	—	—	—	(19,701)	(19,701)
Balance – September 30, 2021	—	$—	6,468,750	$647	$24,353	$(20,766)	$4,234

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,	For the Period from January 1, 2021 (commencement of operations) through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$289,012	$(20,766)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,406,598)	—
Unrealized gain on marketable securities held in Trust Account	(57,371)	—
Changes in operating assets and liabilities:
Prepaid expenses	26,466	(2,500)
Accrued expenses	232,574	19,800
Other long-term assets	211,790	—
Income taxes payable	154,371	—
Net cash used in operating activities	(549,756)	(3,466)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	168,695
Payment of offering costs	—	(164,678)
Net cash provided by financing activities	—	4,017

Net Change in Cash	(549,756)	551
Cash – Beginning of period	1,081,525	—
Cash – End of period	$531,769	$551

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$533,456
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Remeasurement of Class A common stock subject to redemption	946,336	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

All activity through September 30, 2022 relates to the Company’s formation, the proposed initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account (as described below).

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
SEPTEMBER 30, 2022

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
SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $531,769 in its operating bank accounts, $256,456,862 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital surplus of $54,625, after adjustment for taxes that can be paid from Trust Account.

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

NEW PROVIDENCE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 24, 2022. The interim results for the periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account consisted of U.S. Treasury Bills with a maturity of 185 days or less. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock are classified as stockholder’s equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(6,250,000)
Common stock issuance costs	(14,202,018)
Plus:
Remeasurement of carrying value to redemption value	25,452,018
Common stock subject to possible redemption, December 31, 2021	$255,000,000
Plus:
Remeasurement of carrying value to redemption value	1,034,332
Common stock subject to possible redemption, September 30, 2022	$256,034,332

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 22.5% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 46.5% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the convertible promissory note, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period is they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit_ applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effect tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,333,333 Class A common stock in the aggregate. As of September 30, 2022 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the income (loss) of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

							For the Period from January 1, 2021 (commencement of operations)
	Three Months Ended September 30				Nine Months Ended		through
	2022		2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$597,486	$149,371	$—	$(19,701)	$231,210	$57,802	$—	$(20,766)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	—	5,625,000	25,000,000	6,250,000	—	5,625,000

Basic and diluted net income (loss) per ordinary share	$0.02	$0.02	$—	$(0.00)	$0.01	$0.01	$—	$(0.00)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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
SEPTEMBER 30, 2022

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

The sale of the Founder Shares to the Company’s director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm who used the lattice model to assess the fair value associated with the Founder Shares granted. The fair value of the 50,000 Founder Shares granted to the Company’s director nominees was $487,000 or $9.74 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined the performance conditions are not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 4, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $20,000 per month for, among other things, the provision of the services of one or more investment professionals, who may be related parties of the Sponsor or of one of the Company’s executive officers. An affiliate of the Sponsor has entered into an employment arrangement with James Bradley, the Company’s chief financial officer, pursuant to which Mr. Bradley is compensated for, among other things, transaction management and negotiation services, which include, but are not limited to, his services to the Sponsor. Mr. Bradley is paid by this affiliate $12,500 per month, and a portion of the $20,000 monthly fee paid to the Sponsor is allocated to the reimbursement of Mr. Bradley’s monthly salary. Mr. Bradley and each of the professionals will be paid at or below market rates for their services. For the three months and nine months ended September 30, 2022, the Company incurred and paid $60,000 and $180,000 in fees for these services, respectively. For the three months ended September 30, 2021 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, the Company did not incur any fees for these services, respectively.

Promissory Note — Related Party

On January 15, 2021, the Sponsor issued an unsecured promissory note to the Company, which was amended and restated on August 3, 2021 (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of September 30, 2022 or the consummation of the Initial Public Offering. The outstanding balance of $175,367 was repaid on November 18, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Any warrants issued upon conversion of the Working Capital Loans would be identical to the Private Placement Warrants. At September 30, 2022 and December 31, 2021, the Company had no Working Capital Loans.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Consulting Services Arrangements

The Company has arrangements with third party consultants to provide services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. These arrangements provide for aggregate monthly fees of approximately $10,000. For the three months and nine months ended September 30, 2022, the Company incurred $30,000 and $63,000, respectively, of which $0 remained unpaid and are reflected in accrued expense on the condensed balance sheets as of September 30, 2022. For the three months ended September 30, 2021 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, the Company did not incur any fees for these services.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company filed an Amended and Restated Certificate of Incorporation prior to the closing date of the Initial Public Offering such that the Company is authorized to issue up to 1,000,000 shares of preferred stock at a $0.0001 par value. At September 30, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 400,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 25,000,000 shares of Class A common stock subject to possible redemption issued or outstanding.

Class B Common Stock

The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Warrants

At September 30, 2022 and December 31, 2021, there were 8,333,333 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2022

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

As of September 30, 2022 and December 31, 2021, there are 8,000,000 Private Placement Warrants issued and outstanding. The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022
Assets:
Marketable securities held in Trust Account	1	$256,456,862

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$254,992,376

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account established for the benefit of our public stockholders (the “trust account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2022, we had net income of $746,857, which consisted of unrealized gain on marketable securities held in the trust account of $140,071 and interest earned on marketable securities held in Trust Account of $1,093,144, offset operating and formation costs of $269,141 and provision for income taxes of $217,217.

For the nine months ended September 30, 2022, we had net income of $289,012, which consisted of unrealized gain on marketable securities held in the trust account of $57,371 and interest earned on marketable securities held in Trust Account of $1,406,598, offset operating and formation costs of $923,586 and provision for income taxes of $251,371.

For the three months ended September 30, 2021, we had net loss of $22,464, which consisted of franchise taxes and operating and formation costs.

For the period from January 1, 2021 (commencement of operations) through September 30, 2021, we had net loss of $23,529, which consisted of franchise taxes and operating and formation costs.

Liquidity and Going Concern

For the nine months ended September 30, 2022, cash used in operating activities was $549,756. Net income of $289,012 was affected by an unrealized gain on marketable securities held in trust account of $57,371 and interest income on marketable securities held in the trust account of $1,406,598. Changes in operating assets and liabilities provided $625,201 of cash for operating activities.

For the period from January 1, 2021 (commencement of operations) through September 30, 2021, cash used in operating activities was $3,466. Net loss of $20,766 was affected by changes in operating assets and liabilities provided $17,300 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the trust account of $256,456,862 (including approximately $1,406,598 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the trust account.

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

As of September 30, 2022, we had cash held outside the trust account of $531,769. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. We apply the two-class method in calculating income (loss) per share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on the foregoing, management concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the accounting for accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Material Weakness

We have identified a material weakness in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

NEW PROVIDENCE ACQUISITION CORP. II

Date: November 3, 2022	By:	/s/ Gary Smith
	Name:	Gary Smith
	Title:	Chief Executive Officer

Date: November 3, 2022	By:	/s/ James Bradley
	Name:	James Bradley
	Title:	Chief Financial Officer