Form 10-K
period 2022-12-31
New Providence Acquisition Corp. II
filed 2023-03-31
CIK 1837929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b) . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022, based on the closing price on that date of $9.90 on The Nasdaq Global Market (“Nasdaq”) was approximately $247,500,000.

As of March 31, 2023, there were 25,000,000 shares of Class A common stock, $0.0001 par value per share and 6,250,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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

Corporate Information

Facilities

Our executive offices are located at 10900 Research Blvd., Suite 160C, PMB 1081, Austin, TX 78759 and our telephone number is (561) 231-7070. We maintain a corporate website at https://newprovidencecorp.com/. Our executive offices are provided to us by our sponsor. Commencing on November 4, 2021, we have agreed to pay our sponsor a total of $20,000 per month for, among other things, the provision of the services of one or more investment professionals, who may be related parties of our sponsor or of one of our executive officers. An affiliate of our sponsor makes certain payments to James Bradley, our chief financial officer, in consideration for, among other things, transaction management and negotiation services, which include, but are not limited to, his services to our sponsor. For more information, see the section of this Report entitled “Item 13—Certain Relationships and Related Transactions, and Director Independence”. We consider our current office space adequate for our current operations.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $339,663 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $339,663, as of December 31, 2022, from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

As of December 31, 2022, we had approximately $339,663 in cash held outside of the trust account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.

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

As of December 31, 2022, we had approximately $339,663 in cash held outside of the trust account may not be sufficient to allow us to operate for the 18 months from the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for the 18 months from the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $339,663, as of December 31, 2022, is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.50 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments;

●	and restrictions on the issuance of securities;

●	each of which may make it difficult for us to complete our initial business combination.

●	In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We previously identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. We may face litigation as a result.

Management previously identified a material weakness in our internal control over financial reporting as of December 31, 2022. The material weakness related to properly recording and accruing expenses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Although we intend to implement a plan to remediate this material weakness, we cannot be certain of the success of the plan. If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our disclosure controls and procedures or internal control over financial reporting are discovered or occur in the future, we may not be able to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the U.S. Securities and Exchange Commission.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

(b) Holders

On March 24, 2023, there was one holder of record of our Units, one holder of record of our shares of Class A common stock, six holders of record of our shares of Class B common stock and two holders of record of our warrants.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account established for the benefit of our public stockholders (the “trust account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2022, we had net income of $1,641,258, which consisted of unrealized gain on marketable securities held in the trust account of $219,567 and interest earned on marketable securities held in Trust Account of $3,364,235, offset operating and formation costs of $1,256,508 and provision for income taxes of $686,036.

For the period from January 1, 2021 (commencement of operations) through December 31, 2021, we had net loss of $473,347, which consisted of operating and formation costs of $466,240 and an unrealized loss on marketable securities held in our trust account of $27,975, offset by interest earned on marketable securities held in the trust account of $20,868.

Liquidity and Capital Resources

For the year ended December 31, 2022, cash used in operating activities was $1,404,862. Net income of $1,641,258 was affected by an unrealized gain on marketable securities held in trust account of $219,567 and interest income on marketable securities held in the trust account of $3,364,235 and deferred tax provision of $148,862. Changes in operating assets and liabilities provided $388,820 of cash for operating activities.

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

As of December 31, 2022, we had marketable securities held in the trust account of $257,913,695 (including approximately $2,913,695 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2022, we have withdrawn $663,000 of any interest earned from the trust account for income and franchise taxes.

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

As of December 31, 2022, we had cash of $339,663. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to properly recording and accruing expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act.. Based on that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to properly recording and accruing expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 24, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

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

	Class B common stock			Class A common stock		Approximate Percentage
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class		Number of Shares Beneficially Owned	Approximate Percentage of Class	of Outstanding Ordinary Shares
New Providence Acquisition II LLC(3)	6,200,000	99.2%		—	—	19.8%
Alexander Coleman(3)	6,200,000	99.2%		—	—	19.8%
Gary P. Smith(3)	6,200,000	99.2%		—	—	19.8%
James Bradley	—	—		—	—	—
Rick Mazer	10,000		*	—	—	*
Dan Ginsberg	10,000		*	—	—	*
Tim Gannon	10,000		*	—	—	*
Terry Wilson	10,000		*	—	—	*
Greg Stevens	10,000		*	—	—	*
All executive officers and directors as a group (eight individuals)	6,250,000	100%		—	—	20.0%
UBS O’Connor LLC (4)	—	—		2,227,500	8.9%	7.13%
Highbridge Capital Management, LLC (5)	—	—		1,607,029	6.4%	5.1%
Fir Tree Capital Management LP (6)	—	—		1,250,000	5.0%	4.0%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o New Providence Acquisition Corp. II, 10900 Research Blvd, Suite 160C, PMB 1081, Austin, TX 78759.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	Our sponsor is the record holder of such shares. Alexander Coleman and Gary P. Smith are the directors of our sponsor, and as such has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. The business address of each of these entities and individuals 10900 Research Blvd, Suite 160C, PMB 1081, Austin, TX 78759.

(4)	The address of UBS O’Connor LLC is One North Wacker Drive, 31st Floor, Chicago, Illinois 60606, based on a Schedule 13G filed on February 14, 2022 (“UBS 13G”). According to the UBS 13G, UBS O’Connor LLC, a Delaware limited liability company, is the direct owner of such Class A common stock.

(5)	The address of Highbridge Capital Management, LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172, based on a Schedule 13G filed on February 3, 2022. (“High Bridge 13G”). According to the Highbridge 13G, Highbridge Capital Management, LLC, a Delaware limited liability company and the investment adviser to certain funds and accounts (the :Highbridge Funds”). The Highbridge Funds directly hold such Class A common stock.

(6)	The address of Fir Tree Capital Management LP is 55 West 46th Street, 29th Floor, New York, NY 10036, based on a Schedule 13G filed on February 14, 2022 (“Fir Tree 13G”). According to the Fir Tree 13G, Fir Tree Capital Management LP, a Delaware limited partnership, is the direct owner of such Class A common stock.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered in connection with the Initial Public offering, the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021 totaled $77,250 and $104,028. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021.

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

March 31, 2023	New Providence Acquisition Corp. II

/s/ Gary P. Smith
	Name:	Gary P. Smith
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ James Bradley
	Name:	James Bradley
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alexander Coleman	Chairman	March 31, 2023
Alexander Coleman

/s/ Gary P. Smith	Chief Executive Officer and Director	March 31, 2023
Gary P. Smith	(Principal Executive Officer)

/s/ James Bradley	Chief Financial Officer	March 31, 2023
James Bradley	(Principal Accounting and Financial Officer)

/s/ Rick Mazer	Director	March 31, 2023
Rick Mazer

/s/ Dan Ginsberg	Director	March 31, 2023
Dan Ginsberg

/s/ Tim Gannon	Director	March 31, 2023
Tim Gannon

/s/ Terry Wilson	Director	March 31, 2023
Terry Wilson

/s/ Greg Stevens	Director	March 31, 2023
Greg Stevens

NEW PROVIDENCE ACQUISITION CORP. II

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

New Providence Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New Providence Acquisition Corp. II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. In addition, the Company has until May 9, 2023 to consummate a business combination and it is uncertain that the Company will be able to consummate a business combination by this time. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hudson, TX

March 31, 2023

NEW PROVIDENCE ACQUISITION CORP. II

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets
Cash	$339,663	$1,081,525
Prepaid expenses	285,490	329,091
Prepaid income taxes	125,826	—
Total Current Assets	750,979	1,410,616

Other long-term assets	—	235,322
Marketable securities held in Trust Account	257,913,695	254,992,893
TOTAL ASSETS	$258,664,674	$256,638,831

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$614,155	$378,432
Accrued offering costs	524,918	524,918
Total Current Liabilities	1,139,073	903,350

Deferred tax liability	148,862	—
Deferred underwriting payable	8,750,000	8,750,000
Total Liabilities	10,037,935	9,653,350

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at $10.30 and $10.20 per share redemption value at December 31, 2022 and 2021, respectively	257,577,578	255,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding	625	625
Additional paid-in capital	—	—
Accumulated deficit	(8,951,464)	(8,015,144)
Total Stockholders’ Deficit	(8,950,839)	(8,014,519)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$258,664,674	$256,638,831

The accompanying notes are an integral part of the financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Formation and operating costs	$1,256,508	$466,240
Loss from operations	(1,256,508)	(466,240)

Other income (expense):
Interest earned on marketable securities held in Trust Account	3,364,235	20,868
Unrealized gain (loss) on marketable securities held in Trust Account	219,567	(27,975)
Other income (expense), net	3,583,802	(7,107)

Income (loss) before provision for income taxes	2,327,294	(473,347)
Provision for income taxes	(686,036)	—
Net income (loss)	$1,641,258	$(473,347)

Weighted average shares outstanding, Class A common stock	25,000,000	3,757,225

Basic and diluted net income (loss) per share, Class A common stock	$0.05	$(0.05)

Weighted average shares outstanding, Class B common stock	6,250,000	5,718,931

Basic and diluted net income (loss) per share, Class B common stock	$0.05	$(0.05)

  The accompanying notes are an integral part of the financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021 (Commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock	—	—	6,468,750	647	24,353	—	25,000

Fair value of Public Warrants	—	—	—	—	6,250,000	—	6,250,000

Allocated value of transaction costs to Warrants	—	—	—	—	(364,154)	—	(364,154)

Proceeds received in excess of fair value of 8,000,000 Private Placement Warrants, net of offering costs	—	—	—	—	12,000,000	—	12,000,000

Forfeiture of Founder Shares	—	—	(218,750)	(22)	22	—	—

Accretion of Class A Common Stock to Redemption Value	—	—	—	—	(17,910,221)	(7,541,797)	(25,452,018)

Net loss	—	—	—	—	—	(473,347)	(473,347)
Balance – December 31, 2021	—	$—	6,250,000	$625	$—	$(8,015,144)	$(8,014,519)

Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(2,577,578)	(2,577,578)

Net income	—	—	—	—	—	1,641,258	1,641,258
Balance – December 31, 2022	—	$—	6,250,000	$625	$—	$(8,951,464)	$(8,950,839)

The accompanying notes are an integral part of the financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,641,258	$(473,347)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,364,235)	(20,868)
Deferred tax provision	148,862	—
Unrealized gain (loss) on marketable securities held in Trust Account	(219,567)	27,975
Changes in operating assets and liabilities:
Prepaid expenses	43,601	(329,091)
Prepaid income taxes	(125,826)	—
Accounts payable and accrued expenses	253,723	378,432
Other long-term assets	235,322	(235,322)
Net cash used in operating activities	(1,404,862)	(652,221)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(255,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	663,000	—
Net cash provided by (used in) investing activities	663,000	(255,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placement Warrants	—	12,000,000
Proceeds from promissory note – related party	—	175,695
Repayment of promissory note – related party	—	(175,695)
Payment of offering costs	—	(266,254)
Net cash provided by financing activities	—	256,733,746

Net Change in Cash	(741,862)	1,081,525
Cash – Beginning of period	1,081,525	—
Cash – End of period	$339,663	$1,081,525

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$524,918
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Deferred underwriting fee payable	$—	$8,750,000
Remeasurement of Class A Common Stock to redemption value	$2,577,578	$25,452,018
Forfeiture of Founder Shares	$—	$22

Supplemental disclosure of cash flow information:
Payment of income tax payable	663,000	—

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

All activity through December 31, 2022 relates to the Company’s formation, the proposed initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account (as described below).

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $339,663 in its operating bank accounts, $257,913,695 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $200,839, after adjustment for taxes that can be paid from Trust Account.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account consisted of U.S. Treasury Bills with a maturity of 185 days or less. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock are classified as stockholder’s equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2022 and 2021, the common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(6,250,000)
Common stock issuance costs	(14,202,018)
Plus:
Remeasurement of carrying value to redemption value	25,452,018
Common stock subject to possible redemption, December 31, 2021	$255,000,000
Plus:
Remeasurement of carrying value to redemption value	2,577,578
Common stock subject to possible redemption, December 31, 2022	$257,577,578

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,333,333 Class A common stock in the aggregate. As of December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the income (loss) of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,313,006	$328,252	$(187,679)	$(285,668)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	3,757,225	5,718,931

Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.05)	$(0.05)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2022 and 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

The sale of the Founder Shares to the Company’s director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm who used the lattice model to assess the fair value associated with the Founder Shares granted. The fair value of the 50,000 Founder Shares granted to the Company’s director nominees was $487,000 or $9.74 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined the performance conditions are not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 4, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $20,000 per month for, among other things, the provision of the services of one or more investment professionals, who may be related parties of the Sponsor or of one of the Company’s executive officers. An affiliate of the Sponsor has entered into an employment arrangement with James Bradley, the Company’s chief financial officer, pursuant to which Mr. Bradley is compensated for, among other things, transaction management and negotiation services, which include, but are not limited to, his services to the Sponsor. Mr. Bradley is paid by this affiliate $12,500 per month, and a portion of the $20,000 monthly fee paid to the Sponsor is allocated to the reimbursement of Mr. Bradley’s monthly salary. Mr. Bradley and each of the professionals will be paid at or below market rates for their services. For the year ended December 31, 2022, the Company incurred $240,000 in fees for these services, of which $20,000 is included in accrued expenses in the accompanying balance sheets. For the period from January 1, 2021 (commencement of operations) through December 31, 2021, the Company incurred $37,333 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Any warrants issued upon conversion of the Working Capital Loans would be identical to the Private Placement Warrants. At December 31, 2022 and 2021, the Company had no Working Capital Loans.

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

Consulting Services Arrangements

The Company has arrangements with third party consultants to provide services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. These arrangements provide for aggregate monthly fees of approximately $10,000. For the year ended December 31, 2022, the Company incurred and paid $93,000 for these services. For the period from January 1, 2021 (commencement of operations) through December 31, 2021, the Company did not incur any fees for these services.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company filed an Amended and Restated Certificate of Incorporation prior to the closing date of the Initial Public Offering such that the Company is authorized to issue up to 1,000,000 shares of preferred stock at a $0.0001 par value. At December 31, 2022 and 2021, there were no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 400,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were no shares of Class A common stock issued or outstanding, excluding 25,000,000 shares subject to possible redemption.

Class B Common Stock

The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

Warrants

At December 31, 2022 and 2021, there were 8,333,333 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2022 and 2021, there are 8,000,000 Private Placement Warrants issued and outstanding. The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable.

NOTE 8. INCOME TAX

The Company’s net deferred tax assets at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets/liabilities
Net operating loss carryforward	$—	$23,041
Startup/Organization Expenses	295,882	74,840
Unrealized loss/(gain) on marketable securities	(148,862)	1,522
Total deferred tax assets, net	147,020	99,403
Valuation Allowance	(295,882)	(99,403)
Deferred tax assets/liabilities	$(148,862)	$—

The income tax provision for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$537,174	$—
Deferred	(47,617)	(99,403)

Change in valuation allowance	196,479	99,403
Income tax provision	$686,036	$—

As of December 31, 2022 and 2021, the Company had $0 and $109,719, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income, which do not expire. In accordance with Section 382 of the Internal Revenue Code, deductibility of any of the Company’s future net operating losses may be subject to an annual limitation in the event of a change in control as defined under the applicable U.S. Treasury regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021, the change in the valuation allowance was $196,479 and $99,403, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021

Statutory federal income tax rate	21.0%	21.0%
Valuation allowance	8.4%	-21.0%
Income tax provision	29.4%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination. The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination. The Company considers Texas to be a significant state tax jurisdiction.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$257,913,695	$254,992,893

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.