Form 10-Q
period 2023-09-30
New Providence Acquisition Corp. II
filed 2023-11-13
CIK 1837929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 13, 2023, there were 8,267,875 shares of Class A common stock, par value $0.0001 per share, and 3,250,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NEW PROVIDENCE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$257,474	$339,663
Prepaid expenses	46,662	285,490
Prepaid income taxes	—	125,826
Total Current Assets	304,136	750,979

Marketable securities held in Trust Account	56,230,525	257,913,695
TOTAL ASSETS	$56,534,661	$258,664,674

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$793,662	$614,155
Accrued offering costs	524,918	524,918
Income taxes payable	172,698	—
Excise taxes payable	2,054,788	—
Promissory note - related party	200,000	—
Total Current Liabilities	3,746,066	1,139,073

Deferred tax liability	—	148,862
Deferred underwriting payable	8,750,000	8,750,000
Total Liabilities	12,496,066	10,037,935

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 5,267,875 and 25,000,000 shares issued and outstanding at $10.64 and $10.30 per share redemption value at September 30, 2023 and December 31, 2022, respectively	56,033,229	257,577,578

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 3,000,000 and no shares issued and outstanding (excluding 5,267,875 and 25,000,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	300	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,250,000 and 6,250,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	325	625
Additional paid-in capital	—	—
Accumulated deficit	(11,995,259)	(8,951,464)
Total Stockholders’ Deficit	(11,994,634)	(8,950,839)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$56,534,661	$258,664,674

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$355,345	$269,141	$1,145,809	$923,586
Loss from operations	(355,345)	(269,141)	(1,145,809)	(923,586)

Other income:
Interest earned on marketable securities held in Trust Account	722,208	1,093,144	5,138,865	1,406,598
Unrealized gain on marketable securities held in Trust Account	—	140,071	—	57,371
Other income	722,208	1,233,215	5,138,865	1,463,969

Income before provision for income taxes	366,863	964,074	3,993,056	540,383
Provision for income taxes	(141,164)	(217,217)	(1,047,662)	(251,371)
Net income	$225,699	$746,857	$2,945,394	$289,012

Weighted average shares outstanding, Redeemable Class A common stock	5,267,875	25,000,000	14,808,683	25,000,000

Basic and diluted net income per share, Redeemable Class A common stock	$0.02	$0.02	$0.14	$0.01

Weighted average shares outstanding, Non-Redeemable Class A common stock	3,000,000	—	1,637,363	—

Basic and diluted net income per share, Non-Redeemable Class A common stock	$0.02	$—	$0.14	$—

Weighted average shares outstanding, Non-Redeemable Class B common stock	3,250,000	6,250,000	4,612,637	6,250,000

Basic and diluted net income per share, Non-Redeemable Class B common stock	$0.02	$0.02	$0.14	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	6,250,000	$625	$—	$(8,951,464)	$(8,950,839)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(2,186,752)	(2,186,752)
Net income	—	—	—	—	—	1,910,886	1,910,886
Balance – March 31, 2023	—	—	6,250,000	625	—	(9,227,330)	(9,226,705)
Conversion of Class B Common Stock to Class A Common Stock	3,000,000	300	(3,000,000)	(300)	—	—	—
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(2,054,788)	(2,054,788)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(1,223,407)	(1,223,407)
Net income	—	—	—	—	—	808,809	808,809
Balance – June 30, 2023	3,000,000	$300	3,250,000	$325	$—	$(11,696,716)	$(11,696,091)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(524,242)	(524,242)
Net income	—	—	—	—	—	225,699	225,699
Balance – September 30, 2023	3,000,000	$300	3,250,000	$325	$—	$(11,995,259)	$(11,994,634)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,250,000	$625	$—	$(8,015,144)	$(8,014,519)
Net loss	—	—	—	—	—	(321,301)	(321,301)
Balance – March 31, 2022	—	—	6,250,000	625	—	(8,336,445)	(8,335,820)
Net loss	—	—	—	—	—	(136,544)	(136,544)
Balance – June 30, 2022	—	$—	6,250,000	$625	$—	$(8,472,989)	$(8,472,364)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(946,336)	(946,336)
Net income	—	—	—	—	—	746,857	746,857
Balance – September 30, 2022	—	$—	6,250,000	$625	$—	$(8,672,468)	$(8,671,843)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,945,394	$289,012
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,138,865)	(1,406,598)
Unrealized gain on marketable securities held in Trust Account	—	(57,371)
Deferred tax provision	(148,862)	—
Changes in operating assets and liabilities:
Prepaid expenses	238,828	26,466
Prepaid income taxes	125,826	—
Accounts payable and accrued expenses	179,507	232,574
Other long-term assets	—	211,790
Income taxes payable	172,698	154,371
Net cash used in operating activities	(1,625,474)	(549,756)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,343,285	—
Cash withdrawn from Trust Account in connection with redemption	205,478,750	—
Net cash provided by financing activities	206,822,035	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	200,000	—
Redemption of common stock	(205,478,750)	—
Net cash used in financing activities	(205,278,750)	—

Net Change in Cash	(82,189)	(549,756)
Cash – Beginning of period	339,663	1,081,525
Cash – End of period	$257,474	$531,769

Supplementary cash flow information:
Cash paid for income taxes	$898,000	$—

Non-Cash investing and financing activities:
Remeasurement of Class A common stock subject to redemption	$3,934,401	$946,336
Excise tax payable attributable to redemption of common stock	$2,054,788	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

All activity through September 30, 2023 relates to the Company’s formation, the proposed initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account (as described below).

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
SEPTEMBER 30, 2023

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

The Company previously had 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). In connection with the Extension Meeting, the Combination Period was extended until 30 months from the closing of the Initial Public Offering. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

NEW PROVIDENCE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Liquidity and Going Concern

As of September 30, 2023, the Company had $257,474 in its operating bank accounts, $56,230,525 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $3,441,930. Approximately $2,500,000 of interest income earned on funds held in the Trust Account was available to pay for current tax liabilities.

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

On May 5, 2023, in connection with the implementation of the Extension, the Company’s public stockholders elected to redeem 19,732,125 Public Shares for a total of $205,478,750. As such the Company has recorded a 1% excise tax liability in the amount of $ 2,054,788 on the Company’s condensed balance sheets as of September 30, 2023. The liability does not impact the Company’s condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

NEW PROVIDENCE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At September 30, 2023 substantially all of the assets held in the Trust Account consisted of investments in money-market funds that invest in U.S. Treasury securities. At December 31, 2022, substantially all of the assets held in the Trust Account consisted of investments in money-market funds that invest in U.S. Treasury securities and U.S. Treasury Bills with a maturity of 185 days or less, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock are classified as stockholder’s equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2023 and December 31, 2022, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Common stock subject to possible redemption, December 31, 2022	$257,577,578
Less:
Redemption of Class A ordinary stock subject to redemption	(205,478,750)
Plus:
Remeasurement of carrying value to redemption value	3,934,401
Common stock subject to possible redemption, September 30, 2023	$56,033,229

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it. Our effective tax rate was 38.5% and 22.5% for the three months ended September 30, 2023 and 2022, respectively, 26.2% and 46.5% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period is they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effect tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.

Net Income per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from income per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,333,333 Class A common stock in the aggregate. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the income of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
	Class A	Class A	Class B	Class A	Class A	Class B
	Redeemable	Non- Redeemable	Redeemable	Redeemable	Non- Redeemable	Redeemable
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$103,226	$58,787	$63,686	$2,071,232	$229,011	$645,151
Denominator:
Basic and diluted weighted average common stock outstanding	5,267,875	3,000,000	3,250,000	14,808,683	1,637,363	4,612,637

Basic and diluted net income per share of common stock	$0.02	$0.02	$0.02	$0.14	$0.14	$0.14

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$597,486	$149,371	$231,210	$57,802
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000

Basic and diluted net income per share of common stock	$0.02	$0.02	$0.01	$0.01

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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
SEPTEMBER 30, 2023

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

The sale of the Founder Shares to the Company’s director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm who used the lattice model to assess the fair value associated with the Founder Shares granted. The fair value of the 50,000 Founder Shares granted to the Company’s director nominees was $487,000 or $9.74 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2023, the Company determined the performance conditions are not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 4, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $20,000 per month for, among other things, the provision of the services of one or more investment professionals, who may be related parties of the Sponsor or of one of the Company’s executive officers. An affiliate of the Sponsor has entered into an employment arrangement with James Bradley, the Company’s chief financial officer, pursuant to which Mr. Bradley is compensated for, among other things, transaction management and negotiation services, which include, but are not limited to, his services to the Sponsor. Mr. Bradley is paid by this affiliate $12,500 per month, and a portion of the $20,000 monthly fee paid to the Sponsor is allocated to the reimbursement of Mr. Bradley’s monthly salary. Mr. Bradley and each of the professionals will be paid at or below market rates for their services. For the three and nine months ended September 30, 2023, the Company incurred $60,000 and $180,000, respectively, in fees for these services, of which $120,000 is recorded as accrued expenses in the condensed balance sheets. For the three months and nine months ended September 30, 2022, the Company incurred and paid $60,000 and $180,000 in fees for these services, respectively.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Any warrants issued upon conversion of the Working Capital Loans would be identical to the Private Placement Warrants. At September 30, 2023 and December 31, 2022, the Company had no Working Capital Loans.

Promissory Note — Related Party

On September 15, 2023, the Company issued an unsecured promissory note in the principal amount of $300,000 to the Sponsor. The Promissory Notes bears no interest and is payable in full on the earlier of: (i) May 9, 2024 or (ii) the date on which Maker consummates a business combination. The Company and the Sponsor agree that the Company may request up to Three Hundred Thousand Dollars ($300,000) for costs reasonably related to the Company’s business combination. The principal of the Note may be drawn down from time to time prior to the earlier of: (i) July 12, 2023 or (ii) the date on which the Company consummates its business combination, upon written request from the Company to the Sponsor (each, a “Drawdown Request”). Each Drawdown Request must state the amount to be drawn down, and must not be an amount less than One Thousand Dollars ($1,000) unless agreed upon by the Company and the Sponsor. As of September 30, 2023 there was $200,000 and $0 outstanding under the Promissory Note.

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

Consulting Services Arrangements

The Company has arrangements with third party consultants to provide services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. These arrangements provide for aggregate monthly fees of approximately $10,000. For the three and nine months ended September 30, 2023, the Company incurred $0 and $57,700, respectively, of which $7,700 is recorded as accrued expenses in the condensed balance sheets. For the three months and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $63,000, respectively.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company filed an Amended and Restated Certificate of Incorporation prior to the closing date of the Initial Public Offering such that the Company is authorized to issue up to 1,000,000 shares of preferred stock at a $0.0001 par value. At September 30, 2023 and December 31, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 400,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 5,267,875 and 25,000,000 shares of Class A common stock subject to possible redemption issued or outstanding, respectively.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Class B Common Stock

The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 3,250,000 and 6,250,000 shares of Class B common stock issued and outstanding, respectively.

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

Warrants

At September 30, 2023 and December 31, 2022, there were 8,333,333 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2023

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

As of September 30, 2023 and December 31, 2022, there are 8,000,000 Private Placement Warrants issued and outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$56,230,525	$257,913,695

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2023 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account established for the benefit of our public stockholders (the “trust account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2023, we had net income of $225,699, which consisted of interest earned on marketable securities held in Trust Account of $722,208, offset operating and formation costs of $355,345 and a provision for income taxes of $141,164.

For the three months ended September 30, 2022, we had net income of $746,857, which consisted of unrealized gain on marketable securities held in the trust account of $140,071 and interest earned on marketable securities held in Trust Account of $1,093,144, offset operating and formation costs of $269,141 and provision for income taxes of $217,217.

For the nine months ended September 30, 2023, we had net income of $2,945,394, which consisted of interest earned on marketable securities held in Trust Account of $5,138,865, offset operating and formation costs of $1,145,809 and provision for income taxes of $1,047,662.

For the nine months ended September 30, 2022, we had net income of $289,012, which consisted of unrealized gain on marketable securities held in the trust account of $57,371 and interest earned on marketable securities held in Trust Account of $1,406,598, offset operating and formation costs of $923,586 and provision for income taxes of $251,371.

Liquidity and Going Concern

For the nine months ended September 30, 2023, cash used in operating activities was $1,625,474. Net income of $2,945,394 was affected by interest income on marketable securities held in the trust account of $5,138,865 and deferred tax provision of $148,862. Changes in operating assets and liabilities provided $716,859 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $549,756. Net income of $289,012 was affected by an unrealized gain on marketable securities held in trust account of $57,371 and interest income on marketable securities held in the trust account of $1,406,598. Changes in operating assets and liabilities provided $625,201 of cash for operating activities.

As of September 30, 2023, we had marketable securities held in the trust account of $56,230,525 (including approximately $2,498,200 of interest income) consisting of money market funds that invest in U.S. Treasury securities. Interest income on the balance in the trust account may be used by us to pay taxes. From Inception through September 30, 2023, we have withdrawn an aggregate of $205,478,750 in connection with the redemption and $2,006,285 of interest earned from the trust account to pay tax obligations, respectively.

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

As of September 30, 2023, we had cash held outside the trust account of $257,474. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On September 15, 2023, the Company issued an unsecured promissory note in the principal amount of $300,000 to the Sponsor. The Promissory Notes bears no interest and is payable in full on the earlier of: (i) May 9, 2024 or (ii) the date on which Maker consummates a business combination. The Company and the Sponsor agree that the Company may request up to Three Hundred Thousand Dollars ($300,000) for costs reasonably related to the Company’s business combination. The principal of the Note may be drawn down from time to time prior to the earlier of: (i) July 12, 2023 or (ii) the date on which the Company consummates its business combination, upon written request from the Company to the Sponsor (each, a “Drawdown Request”). Each Drawdown Request must state the amount to be drawn down, and must not be an amount less than One Thousand Dollars ($1,000) unless agreed upon by the Company and the Sponsor. As of September 30, 2023 there was $200,000 and $0 outstanding under the Promissory Note.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income per Common Stock

Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. We apply the two-class method in calculating income per share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to a previously identified material weakness in our internal controls over financial reporting related to properly recording and accruing expenses, as disclosed in our Annual Report on Form 10-K as filed with the SEC on March 31, 2023. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarter Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. As of September 30, 2023, the previously identified material weakness in our internal controls over financial reporting has not yet been remediated.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEW PROVIDENCE ACQUISITION CORP. II

Date: November 13, 2023	By:	/s/ Gary Smith
	Name:	Gary Smith
	Title:	Chief Executive Officer

Date: November 13, 2023	By:	/s/ James Bradley
	Name:	James Bradley
	Title:	Chief Financial Officer