Form 10-K/A
period 2023-12-31
New Providence Acquisition Corp. II
filed 2024-04-09
CIK 1837929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory note

New Providence Acquisition Corp. II (the “company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024, solely to amend the Report of Independent Registered Public Accounting Firm included in Item 8. The city and state in the signature block on the Report of Independent Registered Public Accounting Firm should be Houston, TX.

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The company has attached to this Amended 10-K updated certifications executed as of the date of this Amended 10-K by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1/31.2 and 32.1/32.2 to this Amended 10-K.

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

	Class B common stock			Class A common stock		Approximate Percentage
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class		Number of Shares Beneficially Owned	Approximate Percentage of Class	of Outstanding Common Stocks
New Providence Acquisition II LLC(3)	3,200,000	98.4%		3,000,000	36.3%	53.8%
Alexander Coleman(3)	3,200,000	98.4%		3,000,000	36.3%	53.8%
Gary P. Smith(3)	3,200,000	98.4%		3,000,000	36.3%	53.8%
James Bradley	—	—		—	—	—
Rick Mazer	10,000		*	—	—	*
Dan Ginsberg	10,000		*	—	—	*
Tim Gannon	10,000		*	—	—	*
Terry Wilson	10,000		*	—	—	*
Greg Stevens	10,000		*	—	—	*
All executive officers and directors as a group (eight individuals)	3,250,000	100%		3,000,000	36.3%	54.3%
UBS O’Connor LLC (4)	—	—		1,857,465	22.5%	16.3%
Alberta Investment Management Corporation (5)	—	—		800,000	9.7%	6.9%
LMR Partners LLP (6)	—	—		600,000	7.3%	5.2%
Fir Tree Capital Management LP (7)	—	—		561,408	6.8%	4.9%
Radcliffe Capital Management, L.P. (8)	—	—		478,927	9.1%	5.6%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o New Providence Acquisition Corp. II, 10900 Research Blvd, Suite 160C, PMB 1081, Austin, TX 78759.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A Common Stock on a one-for-one basis, subject to adjustment.

(3)	Our sponsor is the record holder of such shares. Alexander Coleman and Gary P. Smith are the directors of our sponsor, and as such has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. The business address of each of these entities and individuals is 10900 Research Blvd, Suite 160C, PMB 1081, Austin, TX 78759.

(4)	Based on a Schedule 13G/A filed on June 8, 2023, UBS O’Connor LLC, a Delaware limited liability company, is the record holder of the shares reported therein. The business address of UBS O’Connor LLC is One North Wacker Drive, 31st Floor, Chicago, Illinois 60606.

(5)	Based on a Schedule 13G filed on February 12, 2024, Alberta Investment Management Corporation, which is organized under the laws of Alberta, Canada (“Alberta”), is the record holder of the shares reported therein. The business address of Alberta is 1600 – 10250 101 Street NW, Edmonton, Alberta T5J 3P4, Canada.

(6)	Based on a Schedule 13G/A filed on February 12, 2024, on behalf of LMR Partners LLP, LMR Partners Limited, LMR Partners LLC, LMR Partners AG and LMR Partners (DIFC) Limited (collectively, the “LMR Investment Managers”), Ben Levine and Stefan Renold, LMR Multi Strategy Master Fund Limited (“LMR Master Fund”) directly holds 600,000 shares of Class A Common Stock. The LMR Investment Managers serve as the investment managers to certain funds, including, without limitation LMR Master Fund. Mr. Levine and Mr. Renold are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to the securities held by LMR Master Fund. The business address of each of the reporting persons is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J8AJ, United Kingdom.

(7)	Based on a Schedule 13G filed on February 14, 2024, Fir Tree Capital Management LP, a Delaware limited partnership (“Fir Tree”), is the record holder of the shares reported herein. The business address of Fir Tree is 500 5th Avenue, 9th Floor, New York, New York 10110.

(8)	Based on a Schedule 13G filed on May 11, 2023, by Radcliffe Capital Management, L.P., a Delaware limited partnership (“Radcliffe”), RGC Management Company, LLC, a Delaware limited liability company (“RGC”), Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P., a Cayman Islands limited partnership (“Radcliffe Master Fund”), and Radcliffe SPAC GP, LLC, a Delaware limited liability company (“Radcliffe GP”), reported shared voting and dispositive power with respect to 478,927 shares of Class A Common Stock. Radcliffe is the relevant entity for which RGC, Mr. Katznelson, and Mr. Hinkel may be considered control persons. Radcliffe Master Fund is the relevant entity for which Radcliffe GP, Mr. Katznelson and Mr. Hinkel may be considered control persons. The business address for each of these entities is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

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

April 8, 2024	New Providence Acquisition Corp. II

/s/ Gary P. Smith
	Name:	Gary P. Smith
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ James Bradley
	Name:	James Bradley
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alexander Coleman	Chairman	April 8, 2024
Alexander Coleman

/s/ Gary P. Smith	Chief Executive Officer and Director	April 8, 2024
Gary P. Smith	(Principal Executive Officer)

/s/ James Bradley	Chief Financial Officer	April 8, 2024
James Bradley	(Principal Accounting and Financial Officer)

/s/ Rick Mazer	Director	April 8, 2024
Rick Mazer

/s/ Dan Ginsberg	Director	April 8, 2024
Dan Ginsberg

/s/ Tim Gannon	Director	April 8, 2024
Tim Gannon

/s/ Terry Wilson	Director	April 8, 2024
Terry Wilson

/s/ Greg Stevens	Director	April 8, 2024
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

Houston, TX

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