Form 10-Q
period 2024-06-30
New Providence Acquisition Corp. II
filed 2024-08-14
CIK 1837929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-41023

NEW PROVIDENCE ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Delaware	86-1433401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 S County Road #2588 Palm Beach, Florida	33480
(Address of principal executive offices)	(Zip Code)

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

As of August 14, 2024, there were 6,932,523 shares of Class A common stock, par value $0.0001 per share, and one share of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

NEW PROVIDENCE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC (as defined below) on March 25, 2022;

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023;

●	“2023 Annual Report” are to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, as filed with the SEC on April 9, 2024;

●	“2023 Founder Share Conversion” are to the conversion of 3,000,000 shares of Class B Common Stock (as defined below) held by the Sponsor (as defined below)as Founder Shares (as defined below) into an equal number of shares of Class A Common Stock (as defined below) issued on May 5, 2023 to the Sponsor;

●	“2023 Redemptions” are to the 19,732,125 Public Shares (as defined below) whose holders properly exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.41 per share in connection with the approval of the First Extension Amendment Proposal (as defined below) and Redemption Limitation Amendment Proposal (as defined below);

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“2024 Founder Share Conversion” are to the conversion of an aggregate of 3,249,999 shares of Class B Common Stock held by the Founder Share Holders (as defined below) as Founder Shares into an equal number of shares of Class A Common Stock issued on July 29, 2024 to the Founder Share Holders;

●	“2024 Redemptions” are to the 4,585,351 Public Shares whose holders properly exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.89 per share in connection with the approval of the Second Extension Amendment Proposal (as defined below);

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated November 4, 2021, which we entered into with our Sponsor;

●	“Amended and Restated Charter” are to our Amended and Restated Certificate of Incorporation, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Common Stock” are to shares of our Class A common stock, par value $0.0001 per share;

●	“Class B Common Stock” are to shares of our Class B common stock, par value $0.0001 per share;

●	“Combination Period” are to the 36-month period, from the closing of the Initial Public Offering (as defined below) to November 9, 2024 if all monthly extensions are implemented (or such earlier date as determined by the Board), as extended by the Second Extension Amendment Proposal, that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

●	“Common Stock” are to the Class A Common Stock and the Class B Common Stock, together;

●	“Company,” “our,” “we,” or “us” are to New Providence Acquisition Corp. II, a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“First Extension Amendment Proposal” are to the proposal at the First Special Meeting (as defined below) to extend the Combination Period from May 9, 2023 to May 9, 2024;

●	“First Special Meeting” are to our special meeting of stockholders in lieu of an annual meeting of stockholders held on May 5, 2023;

●	“First Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on September 15, 2023;

●	“Founder Share Conversions” are to the 2023 Founder Share Conversion and the 2024 Founder Share Conversion, together;

●	“Founder Share Holders” are to the (i) Sponsor and (ii) Rick Mazer, Dan Ginsberg, Tim Gannon, Terry Wilson and Greg Stevens, our independent directors at the time of the Initial Public Offering, collectively;

●	“Founder Shares” are to the shares of Class B Common Stock initially purchased by our Sponsor prior to the Initial Public Offering and the shares of Class A Common Stock that (i) will be issued upon the automatic conversion of the shares of Class B Common Stock at the time of our Business Combination as described herein and (ii) were issued in connection with the Founder Share Conversions upon the conversion of an equal number of shares of Class B Common Stock (for the avoidance of doubt, such Class A Common Stock will not be “Public Shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 9, 2021;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statements on Form S-1, initially filed with the SEC on February 22, 2021, as amended, which were declared effective on November 4, 2021 (File Nos. 333-253337 and 333-260794));

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“MVLS” are to the Market Value of Listed Securities;

●	“MVLS Requirement” are to Nasdaq (as defined below) Listing Rule 5450(b)(2);

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“Nasdaq Compliance Date” are to January 17, 2025, the date by which we must regain compliance with the MVLS Requirement;

●	“Nasdaq Staff” are to the Listing Qualifications Department of Nasdaq;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Promissory Notes” are to First Promissory Note and the Second Promissory Note (as defined below), together;

●	“Public Shares” are to the shares of Class A Common Stock sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Stockholders” are to the holders of our Public Shares, including our Management Team to the extent the members of our Management Team purchase Public Shares, provided that each member of our Management Team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Limitation Amendment Proposal” are to the proposal at the First Special Meeting to amend the Amended and Restated Charter to remove the limitation that we may not redeem Public Shares to the extent that such redemption would result in us having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), of less than $5,000,001;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension Amendment Proposal” are to the proposal at the Second Special Meeting (as defined below) to extend the Combination Period on a monthly basis, up to six (6) times, from May 9, 2024 until November 9, 2024, or such earlier date as may be determined by the Board;

●	“Second Special Meeting” are to our special meeting of stockholders in lieu of an annual meeting of stockholders held on May 9, 2024;

●	“Second Promissory Note” are to that certain non-interest bearing promissory note in the principal amount of up to $400,000 issued to our Sponsor on March 7, 2024;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to New Providence Acquisition II LLC, a Delaware limited liability company;

●	“Treasury” are to the U.S. Department of the Treasury;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $255,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated November 4, 2021, which we entered into with Deutsche Bank Securities Inc.;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets
Cash	$206,179	$56,867
Prepaid expenses	57,742	13,080
Total Current Assets	263,921	69,947

Cash and marketable securities held in Trust Account	7,486,644	56,981,202
TOTAL ASSETS	$7,750,565	$57,051,149

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,623,294	$1,295,810
Income taxes payable	195,285	209,997
Excise Taxes payable	2,554,283	2,054,788
Promissory Notes - related party	690,000	290,000
Total Current Liabilities	5,062,862	3,850,595

Deferred underwriting payable	8,750,000	8,750,000
Total Liabilities	13,812,862	12,600,595

Commitments and Contingencies (Note 6)

Class A Common Stock subject to possible redemption, $0.0001 par value; 682,524 shares and 5,267,875 shares issued and outstanding at $10.95 and $10.75 per share redemption value at June 30, 2024 and December 31, 2023, respectively	7,472,638	56,621,690

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized; 3,000,000 shares issued and outstanding (excluding 682,524 and 5,267,875 shares subject to possible redemption) at June 30, 2024 and December 31, 2023	300	300
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 3,250,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	325	325
Additional paid-in capital	—	—
Accumulated deficit	(13,535,560)	(12,171,761)
Total Stockholders’ Deficit	(13,534,935)	(12,171,136)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$7,750,565	$57,051,149

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating costs	$562,652	$464,598	$961,907	$790,464
Loss from operations	(562,652)	(464,598)	(961,907)	(790,464)

Other income (loss):
Interest earned on cash and marketable securities held in Trust Account	367,636	1,697,318	1,112,418	4,416,657
Unrealized loss on cash and marketable securities held in Trust Account	—	(98,701)	—	—
Other income, net	367,636	1,598,617	1,112,418	4,416,657

(Loss) Income before provision for income taxes	(195,016)	1,134,019	150,511	3,626,193
Provision for income taxes	(68,384)	(325,210)	(214,288)	(906,498)
Net (loss) income	$(263,400)	$808,809	$(63,777)	$2,719,695

Weighted average shares outstanding, Redeemable Class A Common Stock	2,899,617	14,375,010	4,083,746	19,658,154

Basic and diluted net (loss) income per share, Redeemable Class A Common Stock	$(0.03)	$0.04	$(0.01)	$0.10

Weighted average shares outstanding, Non-Redeemable Class A Common Stock	3,000,000	1,846,154	3,000,000	944,751

Basic and diluted net (loss) income per share, Non-Redeemable Class A Common Stock	$(0.03)	$0.04	$(0.01)	$0.10

Weighted average shares outstanding, Class B Common Stock	3,250,000	4,403,846	3,250,000	5,305,249

Basic and diluted net (loss) income per share, Class B Common Stock	$(0.03)	$0.04	$(0.01)	$0.10

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	3,000,000	$300	3,250,000	$325	$—	$(12,171,761)	$(12,171,136)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(543,275)	(543,275)
Net income	—	—	—	—	—	199,623	199,623
Balance – March 31, 2024	3,000,000	$300	3,250,000	$325	$—	$(12,515,413)	$(12,514,788)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(257,252)	(257,252)
Excise Tax payable attributable to redemption of Class A Common Stock	—	—	—	—	—	(499,495)	(499,495)
Net loss	—	—	—	—	—	(263,400)	(263,400)
Balance – June 30, 2024	3,000,000	$300	3,250,000	$325	$—	$(13,535,560)	$(13,534,935)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	6,250,000	$625	$—	$(8,951,464)	$(8,950,839)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(2,186,752)	(2,186,752)
Net income	—	—	—	—	—	1,910,886	1,910,886
Balance – March 31, 2023	—	$—	6,250,000	$625	$—	$(9,227,330)	$(9,226,705)
Conversion of Class B Common Stock to Class A Common Stock	3,000,000	300	(3,000,000)	(300)	—	—	—
Excise Tax payable attributable to redemption of Class A Common Stock	—	—	—	—	—	(2,054,788)	(2,054,788)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(1,223,407)	(1,223,407)
Net income	—	—	—	—	—	808,809	808,809
Balance – June 30, 2023	3,000,000	$300	3,250,000	$325	$—	$(11,696,716)	$(11,696,091)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(63,777)	$2,719,695
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,112,418)	(4,416,657)
Deferred tax provision	—	(148,862)
Changes in operating assets and liabilities:
Prepaid expenses	(44,662)	141,035
Prepaid income taxes	—	125,826
Accounts payable and accrued expenses	327,484	58,419
Income taxes payable	(14,712)	31,534
Net cash used in operating activities	(908,085)	(1,489,010)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	657,397	1,343,285
Cash withdrawn from Trust Account in connection with redemption of Common Stock	49,949,579	205,478,750
Net cash provided by financing activities	50,606,976	206,822,035

Cash Flows from Financing Activities:
Proceeds from Promissory Notes - related party	400,000	—
Redemption of Common Stock	(49,949,579)	(205,478,750)
Net cash used in financing activities	(49,549,579)	(205,478,750)

Net Change in Cash	149,312	(145,725)
Cash – Beginning of period	56,867	339,663
Cash – End of period	$206,179	$193,938

Supplementary cash flow information:
Cash paid for franchise and income taxes	$528,453	$1,157,950

Non-Cash investing and financing activities:
Remeasurement of Class A Common Stock subject to redemption	$800,527	$3,410,159
Excise Tax payable attributable to redemption of Common Stock	$499,495	$2,054,788

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

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

All activity through June 30, 2024 relates to the Company’s formation, the initial public offering that was consummated by the Company on November 9, 2021 (the “Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account (as defined and described below).

The Registration Statements on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2021, as amended (File Nos. 333-253337 and 333-260794) were declared effective on November 4, 2021 (the “IPO Registration Statement”). On November 9, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the (i) shares of the Class A Common Stock (as defined below) included in the Units offered, the “Public Shares”, and (ii) redeemable warrants included in the Units offered, the “Public Warrants”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000 (see Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to New Providence Acquisition II LLC (the “Sponsor”), generating gross proceeds of $12,000,000 (the “Private Placement”) (see Note 4).

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

To mitigate the risk of being viewed as operating an unregistered investment company, on April 12, 2024, the Company instructed Continental Stock Transfer & Trust Company (“Continental”), the trustee with respect to the Trust Account, to liquidate the U.S. Department of the Treasury (the “Treasury”) obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of a Business Combination and the liquidation of the Company. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities. Interest on such deposit account is currently 4.5% per annum, but such deposit account carries a variable rate and the Company cannot assure its stockholders that such rate will not decrease or increase significantly.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

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

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.95 per Public Share as of June 30, 2024, including any pro rata interest earned on the funds held in the Trust Account and net of taxes paid or payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (as amended and currently in effect, the “Amended and Restated Charter”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Founder Share Holders (as defined in Note 5) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all. Upon approval by the Company’s stockholders of the Redemption Limitation Amendment Proposal (as defined below) at the First Special Meeting (as defined below), the net tangible asset limitation was removed from the Amended and Restated Charter.

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

The Founder Share Holders have agreed (i) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (ii) not to propose an amendment to the Amended and Restated Charter (x) to modify the substance or timing of the ability of the Public Stockholders to seek redemption in connection with the initial Business Combination or the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete an initial Business Combination within 36 months from the closing of the Initial Public Offering or (y) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

The Company initially had 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). In connection with the First Special Meeting and the Second Special Meeting (as defined below), the Combination Period was extended until up to November 9, 2024 (see below).

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Founder Share Holders have agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter of the Initial Public Offering has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the per Unit amount held in the Trust Account ($10.95 per Public Share as of June 30, 2024, net of taxes paid or payable).

In order to protect the amounts held in the Trust Account, the Founder Share Holders greed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Extensions of the Combination Period

On May 5, 2023, the Company held a special meeting in lieu of an annual meeting of stockholders (the “First Special Meeting”), to, among other things, amend the Amended and Restated Charter to (i) extend the date by which the Company has to consummate a Business Combination from May 9, 2023 to May 9, 2024 (the “First Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), of less than $5,000,001 (the “Redemption Limitation Amendment Proposal”). The stockholders of the Company approved the First Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the First Special Meeting and on May 5, 2023, the Company filed the required amendments to the Amended and Restated Charter with the Secretary of State of Delaware.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

In connection with the vote to approve the First Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, Public Stockholders elected to redeem an aggregate of 19,732,125 Public Shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $205,478,750 (the “2023 Redemptions”).

On May 9, 2024, the Company held a special meeting in lieu of an annual meeting of stockholders (the “Second Special Meeting”), to amend the Amended and Restated Charter to extend the date by which the Company has to consummate a Business Combination from May 9, 2024 on a monthly basis, up to six (6) times, until November 9, 2024, or such earlier date as may be determined by the Board (the “Second Extension Amendment Proposal”). The stockholders of the Company approved the Second Extension Amendment Proposal at the Second Special Meeting and on May 9, 2024, the Company filed the required amendment to the Amended and Restated Charter with the Secretary of State of Delaware.

In connection with the vote to approve the Second Extension Amendment Proposal, Public Stockholders elected to redeem an aggregate of 4,585,351 Public Shares for cash at a redemption price of approximately $10.89 per share, for an aggregate redemption amount of approximately $49,949,579 (the “2024 Redemptions”). Following the 2024 Redemptions, the Company has 682,524 Public Shares outstanding.

2023 Founder Share Conversion

On May 5, 2023, the Company issued an aggregate of 3,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) to the Sponsor upon the conversion of an equal number of shares of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”) held by the Sponsor as Founder Shares (the “2023 Founder Share Conversion”). The 3,000,000 shares of Class A Common Stock issued in connection with the 2023 Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the 2023 Founder Share Conversion (see Note 5). As a result of the 2023 Founder Share Conversion, the 2023 Redemptions and the 2024 Redemptions, the Company had an aggregate of (x) 3,682,524 shares of Class A Common Stock and (y) 3,250,000 shares of Class B Common Stock issued and outstanding at June 30, 2024.

Share Transfer Agreements

In connection with the First Special Meeting, the Company and the Sponsor entered into share transfer agreements with several holders of Public Shares, pursuant to which such holders agreed not to redeem an aggregate of 5,000,000 shares of Class A Common Stock (the “Non-Redeemed Stock”). In exchange for the foregoing commitments not to redeem such Non-Redeemed Stock, the Sponsor agreed to forfeit and surrender to the Company, for no consideration, an aggregate of 1,500,000 shares of Class A Common Stock and Class B Common Stock held by the Sponsor, at the closing of the initial Business Combination, and the Company agreed to issue an aggregate of 1,500,000 shares of Class A Common Stock to such holders at such time.

Liquidity and Going Concern

As of June 30, 2024, the Company had $206,179 in its operating bank accounts, of which $193,279 was restricted to pay for taxes, approximately $7,486,644 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith and a working capital deficit of $4,798,941. Approximately $525,000 of interest income earned on funds held in the Trust Account may be available to pay for taxes.

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

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

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax.  In April 2024, the Treasury issued proposed regulations providing guidance with respect to the Excise Tax. Taxpayers may rely on these proposed regulations until final regulations are issued. Under the proposed regulations, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.

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

On May 5, 2023, in the 2023 Redemptions, Public Stockholders elected to redeem 19,732,125 Public Shares for a total of $205,478,750 and on May 9, 2024, in the 2024 Redemptions, Public Stockholders elected to redeem 4,585,351 Public Shares for a total of $49,949,579. As such the Company has recorded a 1% Excise Tax liability in the aggregate amount of $2,554,283 on the accompanying condensed balance sheets as of June 30, 2024. The liability does not impact the accompanying unaudited condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

The Company’s results of operations and its ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, including geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact its business and its ability to complete an initial Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2023, as filed with the SEC on April 9, 2024. The interim results for the periods ended June 30, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any future periods.

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Restricted Cash

The Company has withdrawn a total of $2,663,682 of interest from the Trust Account since inception, in which $2,470,403 was used to pay for taxes. There was $193,279 and $56,867 of cash that was restricted to pay for taxes as of June 30, 2024 and December 31, 2023, respectively.

Cash and Marketable Securities Held in Trust Account

To mitigate the risk of being viewed as operating an unregistered investment company, on April 12, 2024, the Company instructed Continental, the trustee with respect to the Trust Account, to liquidate the Treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of a Business Combination and the liquidation of the Company. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities. Interest on such deposit account is currently 4.5% per annum, but such deposit account carries a variable rate and the Company cannot assure its stockholders that such rate will not decrease or increase significantly.

At June 30, 2024, substantially all of the assets held in the Trust Account consisted of cash held in a demand deposit account. At December 31, 2023, substantially all of the assets held in the Trust Account consisted of investments in money-market funds that invest in Treasury securities. Prior to the liquidation of the investments held in the Trust Account on April 12, 2024, all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on cash and marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Common Stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock are classified as stockholder’s equity. The Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the accompanying condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2024, the Common Stock reflected in the accompanying condensed balance sheets are reconciled in the following table:

Common Stock subject to possible redemption, December 31, 2023	$56,621,690
Plus:
Remeasurement of carrying value to redemption value	543,275
Common Stock subject to possible redemption, March 31, 2024	$57,164,965
Less:
Redemption of Class A Common Stock subject to redemption	(49,949,579)
Plus:
Remeasurement of carrying value to redemption value	257,252
Common Stock subject to possible redemption, June 30, 2024	$7,472,638

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it. The effective tax rate was (35.07)% and 28.68% for the three months ended June 30, 2024 and 2023, respectively, and 142.37% and 25.00% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, primarily due to the valuation allowance on the deferred tax assets.

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since its inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period is they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “[i]f an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effect tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024.

Net (Loss) Income per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per Common Stock is computed by dividing net (loss) income by the weighted average number of Common Stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A Common Stock is excluded from (loss) income per share as the redemption value approximates fair value.

The calculation of diluted (loss) income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 16,333,333 Class A Common Stock in the aggregate. As of June 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Common Stock and then share in the (loss) income of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per Common Stock for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per Common Stock (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	Class A	Class A		Class A	Class A
	Redeemable	Non-Redeemable	Class B	Redeemable	Non-Redeemable	Class B
Basic and diluted net loss per share of Common Stock
Numerator:
Allocation of net loss, as adjusted	$(83,475)	$(86,364)	$(93,561)	$(25,204)	$(18,515)	$(20,058)
Denominator:
Basic and diluted weighted average Common Stock outstanding	2,899,617	3,000,000	3,250,000	4,083,746	3,000,000	3,250,000
Basic and diluted net loss per share of Common Stock	$(0.03)	$(0.03)	$(0.03)	(0.01)	$(0.01)	(0.01)

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
	Class A	Class A		Class A	Class A
	Redeemable	Non-Redeemable	Class B	Redeemable	Non-Redeemable	Class B
Basic and diluted net income per share of Common Stock
Numerator:
Allocation of net income, as adjusted	$563,715	$72,397	$172,697	$2,063,604	$99,175	$556,916
Denominator:
Basic and diluted weighted average c Common Stock outstanding	14,375,010	1,846,154	4,403,846	19,658,154	944,751	5,305,249
Basic and diluted net income per share of Common Stock	$0.04	$0.04	$0.04	$0.10	$0.10	$0.10

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 8).

Warrant Liabilities

The Company accounts for Warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon review of the warrant agreement the Company entered into with Continental on November 4, 2021 (the “Warrant Agreement”), Management concluded that the Public Warrants and Private Placement Warrants issued pursuant to the Warrant Agreement qualify for equity accounting treatment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units, which included a partial exercise by the underwriter of its over-allotment option in the amount of 2,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-third of one Public Warrant. Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per whole share (see Note 7).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 19, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B Common Stock (the “Founder Shares”). In February 2021, the Sponsor transferred 10,000 Founder Shares to each of the Company’s independent directors at that time, Rick Mazer, Dan Ginsberg, Tim Gannon, Terry Wilson and Greg Stevens (collectively with the Sponsor, the “Founder Share Holders”). On November 4, 2021, the Company effected a stock capitalization resulting in the Sponsor any other holders of the Founder Shares prior to the Initial Public Offering (or their permitted transferees) (collectively, the Initial Stockholders”) holding 6,468,750 shares of its Class B Common Stock. Following the underwriter’s election to partially exercise its over-allotment option at the Initial Public Offering and forfeiture by the underwriters of the remaining outstanding option, 218,750 Founder Shares were forfeited.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

The sale of the Founder Shares to the Company’s independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm who used the lattice model to assess the fair value associated with the Founder Shares granted. The fair value of the 50,000 Founder Shares granted to the Company’s directors was $487,000 or $9.74 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2024, the Company determined the performance conditions are not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

The Founder Share Holders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

On May 5, 2023, in connection with the First Special Meeting, the Company issued an aggregate of 3,000,000 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor as Founder Shares. The 3,000,000 shares of Class A Common Stock issued in connection with the 2023 Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the 2023 Founder Share Conversion as described above.

Administrative Support Agreement

The Company entered into an agreement, commencing on November 4, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $20,000 per month for, among other things, the provision of the services of one or more investment professionals, who may be related parties of the Sponsor or of one of the Company’s executive officers. For the three and six months ended June 30, 2024, the Company incurred $60,000 and $120,000 in fees for these services, respectively, of which $120,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2023, the Company incurred $60,000 and $120,000, respectively, in fees for these services, of which $60,000 is recorded as accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Any warrants issued upon conversion of the Working Capital Loans would be identical to the Private Placement Warrants. At June 30, 2024 and December 31, 2023, the Company had no Working Capital Loans.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

Promissory Note — Related Party

On September 15, 2023, the Company issued an unsecured promissory note in the principal amount of $300,000 to the Sponsor (the “First Promissory Note”). The First Promissory Note bears no interest and has been amended and restated to be payable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of the Company’s liquidation (see Note 1). The Company and the Sponsor agree that the Company may request up to $300,000 for costs reasonably related to the Business Combination. The principal of the First Promissory Note may be drawn down upon written request from the Company to the Sponsor (each, a “Drawdown Request”). Each Drawdown Request must state the amount to be drawn down and must not be an amount less than $1,000 unless agreed upon by the Company and the Sponsor. As of June 30, 2024 and December 31, 2023, there was $290,000 outstanding under the First Promissory Note.

On March 7, 2024, the Company issued a non-interest bearing promissory note to the Sponsor to borrow up to $400,000 (the “Second Promissory Note”, and together with the First Promissory Note, the “Promissory Notes”). As of June 30, 2024, there was $400,000 outstanding under the Second Promissory Note.

On May 20, 2024, the Promissory Notes were amended and restated to be payable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of the Company’s liquidation. The principal balance may be prepaid at any time. The rest of the terms of the Promissory Notes remain the same, including that the Promissory Notes bear no interest.

As of June 30, 2024 and December 31, 2023, respectively, there was an aggregate of $690,000 and $290,000 outstanding under the Promissory Notes.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Stockholders Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration and stockholder rights agreement entered into on November 4, 2021, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A Common Stock) (the “Registration Rights Agreement”). The holders of the majority of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Registration Rights Agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the Underwriting Agreement, dated November 4, 2021, by and between the Company and Deutsche Bank Securities Inc.

Consulting Services Arrangements

The Company had arrangements with third-party consultants to provide services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. These arrangements, which were terminated in June 2023, provide for aggregate monthly fees of approximately $10,000. For the three and six months ended June 30, 2024, the Company did not incur any fees for these services. For the three and six months ended June 30, 2023, the Company incurred and paid $27,700 and $57,700, respectively.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company filed an Amended and Restated Charter prior to the closing date of the Initial Public Offering such that the Company is authorized to issue up to 1,000,000 shares of preferred stock at a $0.0001 par value. At June 30, 2024 and December 31, 2023, there were no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 400,000,000 shares of Class A Common Stock at a $0.0001 par value per share. Holders of the Class A Common Stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, 3,000,000 shares of Class A Common Stock were issued and outstanding (excluding 682,524 and 5,267,875 shares of Class A Common Stock subject to possible redemption were issued or outstanding).

Class B Common Stock

The Company is authorized to issue up to 10,000,000 shares of Class B Common Stock at a $0.0001 par value per share. Holders of the Class B Common Stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 3,250,000 shares of Class B Common Stock issued and outstanding.

Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B Common Stock will automatically convert into shares of Class A Common Stock (a) at any time and from time to time at the option of the holder thereof and (b) automatically upon the closing of the Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like). In the case that additional shares of Class A Common Stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A Common Stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B Common Stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A Common Stock issuable upon conversion of all shares of Class B Common Stock will equal, in the aggregate, on an as-converted basis, 20% (taking into account any shares of Class A Common Stock held by the Sponsor in connection with its prior conversion) of the sum of the total number of all shares of Common Stock outstanding upon completion of the Initial Public Offering plus all shares of Class A Common Stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of Working Capital Loans made to the Company).

On May 5, 2023, the Company issued an aggregate of 3,000,000 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of the Class B Common Stock held by the Sponsor as Founder Shares. The 3,000,000 shares of Class A Common Stock issued in connection with the 2023 Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the 2023 Founder Share Conversion. As a result of the 2023 Founder Share Conversion, the 2023 Redemptions and the 2024 Redemptions, the Company had an aggregate of (x) 3,682,524 shares of Class A Common Stock and (y) 3,250,000 shares of Class B Common Stock issued and outstanding at June 30, 2024.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

Warrants

At June 30, 2024 and December 31, 2023, there were 8,333,333 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the consummation of a Business Combination or (ii) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or the Company’s liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use commercially reasonable efforts to file with the SEC a registration statement covering the shares of Class A Common Stock issuable upon exercise of the Warrants, and thereafter will use commercially reasonable efforts to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A Common Stock until the Warrants expire or are redeemed, as specified in the Warrant Agreement. If a registration statement covering the shares of Class A Common Stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when it will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption by surrendering such Warrants for that number of shares of Class A Common Stock equal to the quotient obtained by dividing (i) the product of the number of shares of Class A Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” by (x) the fair market value; provided, however, that no cashless exercise shall be permitted unless the fair market value is equal to or higher than the exercise price. The “fair market value” shall mean the average reported last sale price of the Class A Common Stock for the ten (10) trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis.

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

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

In addition, if (i) the Company issues additional shares of Common Stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price as determined by the Board of Directors, in good faith, and in the case of any such issuance to the Initial Stockholders or their affiliates, without taking into account any of the Founder Shares, issued prior to the Initial Public Offering and held by the Initial Stockholders or their affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (iii) the Market Value (as defined below) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (x) the Market Value and (y) Newly Issued Price, and the Redemption Trigger Price (as defined below) will be adjusted (to the nearest cent) to be equal to 180% of the greater of (a) the Market Value and (b) the Newly Issued Price. For the purposes of this adjustment, the “Market Value” shall mean the volume weighted average trading price of the Class A Common Stock during the twenty (20) trading day period starting on the trading day prior to the date of the consummation of the initial Business Combination. The “Redemption Trigger Price” shall mean $18.00 per share, subject to adjustment in accordance with the Warrant Agreement.

As of June 30, 2024 and December 31, 2023, there were 8,000,000 Private Placement Warrants issued and outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Common Stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

At June 30, 2024, the assets held in the Trust Account consisted of cash held in a demand deposit account. At December 31, 2023, the assets held in the Trust Account consisted of investments in money-market funds that invest in Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024	December 31, 2023
Assets:
Cash and marketable securities held in Trust Account	1	$—	$56,981,202

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On July 18, 2024, the Second Promissory Note was amended and restated to increase the principal balance available under the Second Promissory Note from $400,000 to $900,000. The rest of the terms of the Second Promissory Note remain the same, including that the Second Promissory Note bears no interest. Since June 30, 2024, the Company has borrowed an additional $100,000 under the Second Promissory Note and an aggregate of $400,000 remains available to borrow under the Promissory Notes, as amended and restated.

On July 23, 2024, the Company received a deficiency letter from the Listing Qualifications Department (the “Nasdaq Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the $50 million minimum requirement for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2) (the “MVLS Requirement”).

The notification received had no immediate effect on the Company’s Nasdaq listing. In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until January 17, 2025 (the “Nasdaq Compliance Date”), to regain compliance with the MVLS Requirement. If, at any time before the Nasdaq Compliance Date, the Company’s MVLS closes at $50 million or more for a minimum of 10 consecutive business days, the Nasdaq Staff will provide the Company written confirmation of compliance with the MVLS Requirement.

On July 29, 2024, the Company issued an aggregate of 3,249,999 shares of Class A Common Stock to the Founder Share Holders upon the conversion of an equal number of shares of Class B Common Stock held by the Founder Share Holders (the “2024 Founder Share Conversion”). The shares of Class A Common Stock issued in connection with the 2024 Founder Share Conversion are subject to the same restrictions applicable to the shares of Class B Common Stock prior to the 2024 Founder Share Conversion, including certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the 2024 Founder Share Conversion there are 6,932,523 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding.

The shares of Class A Common Stock issued upon the 2024 Founder Share Conversion have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

The Company effected the 2024 Founder Share Conversion to regain compliance with the MVLS Requirement.

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

On November 9, 2021, we consummated the Initial Public Offering of 25,000,000 Units, which included the partial exercise by the underwriter of its over-allotment option in the amount of 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrants in the Private Placement to our Sponsor, generating gross proceeds of $12,000,000.

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

On January 24, 2024, the SEC adopted the 2024 SPAC Rules, which became effective on July 1, 2024. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

On July 18, 2024, the Second Promissory Note was amended and restated to increase the principal balance available under the Second Promissory Note from $400,000 to $900,000. The rest of the terms of the Second Promissory Note remain the same, including that the Second Promissory Note bears no interest. Since June 30, 2024, we have borrowed an additional $100,000 under the Second Promissory Note and an aggregate of $400,000 remains available to borrow under the Promissory Notes, as amended and restated.

On July 23, 2024, we received a deficiency letter from the Nasdaq Staff notifying us that, for the preceding 30 consecutive business days, our MVLS was below the $50 million minimum requirement for continued listing on The Nasdaq Global Market pursuant to the MVLS Requirement.

The notification received had no immediate effect on our Nasdaq listing. In accordance with Nasdaq rules, we have been provided an initial period of 180 calendar days, or until January 17, 2025, to regain compliance with the MVLS Requirement. If, at any time before the Nasdaq Compliance Date, our MVLS closes at $50 million or more for a minimum of 10 consecutive business days, the Nasdaq Staff will provide us with written confirmation of compliance with the MVLS Requirement.

On July 29, 2024, we issued an aggregate of 3,249,999 shares of Class A Common Stock to the Founder Share Holders upon the conversion of an equal number of shares of Class B Common Stock held by the Founder Share Holders. The shares of Class A Common Stock issued in connection with the 2024 Founder Share Conversion are subject to the same restrictions applicable to the shares of Class B Common Stock prior to the 2024 Founder Share Conversion, including certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the 2024 Founder Share Conversion there are 6,932,523 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding.

The shares of Class A Common Stock issued upon the 2024 Founder Share Conversion have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

We effected the 2024 Founder Share Conversion to regain compliance with the MVLS Requirement.

Extensions of Our Combination Period

On May 5, 2023, we held the First Special Meeting, to, among other things, amend the Amended and Restated Charter to (i) extend the Combination Period from May 9, 2023 to May 9, 2024 and (ii) remove the limitation that we may not redeem Public Shares to the extent that such redemption would result in us having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), of less than $5,000,001. Our stockholders approved the First Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the First Special Meeting and on May 5, 2023, we filed the required amendments to the Amended and Restated Charter with the Secretary of State of Delaware.

In connection with the vote to approve the First Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, Public Stockholders elected to redeem an aggregate of 19,732,125 Public Shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $205,478,750 in the 2023 Redemptions.

On May 9, 2024, we held the Second Special Meeting, to amend the Amended and Restated Charter to extend the Combination Period from May 9, 2024 on a monthly basis, up to six (6) times, until November 9, 2024, or such earlier date as may be determined by the Board. Our stockholders approved the Second Extension Amendment Proposal at the Second Special Meeting and on May 9, 2024, we filed the required amendment to the Amended and Restated Charter with the Secretary of State of Delaware.

In connection with the vote to approve the Second Extension Amendment Proposal, Public Stockholders elected to redeem an aggregate of 4,585,351 Public Shares for cash at a redemption price of approximately $10.89 per share, for an aggregate redemption amount of approximately $49.95 million in the 2024 Redemptions. Following the 2024 Redemptions, we have 682,524 Public Shares outstanding.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Stockholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal stockholders and other impacts on our Company, such as our ability to maintain our listing on Nasdaq.

2023 Founder Share Conversion

On May 5, 2023, we issued an aggregate of 3,000,000 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor as Founder Shares. The 3,000,000 shares of Class A Common Stock issued in connection with the 2023 Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the 2023 Founder Share Conversion. As a result of the 2023 Founder Share Conversion, the 2023 Redemptions and the 2024 Redemptions, we had an aggregate of (x) 3,682,524 shares of Class A Common Stock and (y) 3,250,000 shares of Class B Common Stock issued and outstanding at June 30, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2024 were organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in our Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2024, we had a net loss of $263,400, which consisted of operating costs of $562,652 and a provision for income taxes of $68,384, offset by interest earned on cash and marketable securities held in Trust Account of $367,636.

For the three months ended June 30, 2023, we had net income of $808,809, which consisted of interest earned on marketable securities held in the Trust Account of $1,697,318, offset by operating and formation costs of $464,598, a change in unrealized loss on marketable securities held in the Trust Account of $98,701 and a provision for income taxes of $325,210.

For the six months ended June 30, 2024, we had a net loss of $63,777, which consisted of operating costs of $961,907 and a provision for income taxes of $214,288, offset by interest earned on cash and marketable securities held in the Trust Account of $1,112,418.

For the six months ended June 30, 2023, we had net income of $2,719,695, which consisted of interest earned on marketable securities held in the Trust Account of $4,416,657, offset by operating and formation costs of $790,464 and a provision for income taxes of $906,498.

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

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2024, cash used in operating activities was $908,085. Net loss of $63,777 was affected by interest income on cash and marketable securities held in the Trust Account of $1,112,418. Changes in operating assets and liabilities provided $268,110 of cash for operating activities.

For the six months ended June 30, 2023, cash used in operating activities was $1,489,010. Net income of $2,719,695 was affected by interest income on marketable securities held in the Trust Account of $4,416,657 and a deferred tax provision of $148,862. Changes in operating assets and liabilities provided $356,814 of cash for operating activities.

As of June 30, 2024, we had cash and marketable securities held in the Trust Account of $7,486,644 (including approximately $525,000 of interest income) consisting of cash held in a demand deposit account. Interest income on the balance in the Trust Account may be used by us to pay taxes. From our inception through June 30, 2024, we have withdrawn an aggregate of $2,663,682 of interest earned from the Trust Account to pay tax obligations, in which $2,470,403 was used to pay for taxes and $193,279 was restricted cash to pay for taxes.

We plan to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable and up to $100,000 of interest to pay dissolution expenses), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash held outside the Trust Account of $206,179, of which $193,279 was restricted to pay for taxes. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On September 15, 2023, we issued the First Promissory Note in the principal amount of $300,000 to the Sponsor. The First Promissory Note bears no interest and was amended and restated on May 20, 2024 to be payable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of our liquidation. We agreed with the Sponsor that we may request up to $300,000 for costs reasonably related to the Business Combination. The principal of the First Promissory Note may be drawn down upon written request from us to the Sponsor. Each such request must state the amount to be drawn down, and must not be an amount less than $1,000, unless agreed upon by us and the Sponsor. As of June 30, 2024 and December 31, 2023, there was $290,000 outstanding under the First Promissory Note.

On March 7, 2024, we issued the Second Promissory Note to our Sponsor to borrow up to $400,000. The Second Promissory Note bears no interest and was amended and restated on May 20, 2024 to be payable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of our liquidation. The principal balance may be prepaid at any time. As of June 30, 2024 there was $400,000 outstanding under the Second Promissory Note.

As of June 30, 2024 and December 31, 2023, respectively, there was an aggregate of $690,000 and $290,000 outstanding under the Promissory Notes.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In addition, in connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until November 9, 2024 to consummate the proposed Business Combination, if all available six monthly extensions are utilized. It is uncertain that we will be able to consummate the proposed Business Combination by this time. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” were issued. The unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

To mitigate the risk of being viewed as operating an unregistered investment company, on April 12, 2024, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the Treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of a Business Combination and our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities. Interest on such deposit account is currently 4.5% per annum, but such deposit account carries a variable rate and we cannot assure our stockholders that such rate will not decrease or increase significantly.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as “variable interest entities”, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In connection with the First Special Meeting, we entered into share transfer agreements with the Sponsor and several holders of Public Shares, pursuant to which such holders agreed not to redeem an aggregate of 5,000,000 shares of Class A Common Stock. In exchange for the foregoing commitments not to redeem such Public Shares, the Sponsor agreed to forfeit and surrender to us, for no consideration, an aggregate of 1,500,000 shares of Class A Common Stock and Class B Common Stock held by the Sponsor, at the closing of the initial Business Combination, and we agreed to issue an aggregate of 1,500,000 shares of Class A Common Stock to such holders at such time.

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

Recent Accounting Standards

In June 2016, the FASB issued ASU Topic 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements”.

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

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended June 30, 2024, due to (i) identified material weaknesses in our internal controls over financial reporting related to properly recording and accruing expenses, as disclosed in our 2023 Annual Report and (ii) a material weakness identified during the December 31, 2023 audit related to proper safeguarding of Trust Account assets, reporting of appropriate disclosure and monitoring process over the use of Trust Account funds. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” were prepared in accordance with GAAP. Accordingly, Management believes that the unaudited condensed financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented. As of June 30, 2024, the identified material weaknesses in our internal controls over financial reporting have not yet been remediated.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2023 Annual Report, 2022 Annual Report and 2021 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024, June 30, 2022 and March 31, 2022, as filed with the SEC on May 21, 2024, August 10, 2022 and May 13, 2022, respectively, and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 18, 2024 Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

If we fail to consummate our initial Business Combination by November 4, 2024, our securities will be suspended from trading on Nasdaq and subject to potential delisting, which may have a material adverse effect on the trading of our securities and our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on November 4, 2021 and our securities are currently listed on the Nasdaq Global Market. Pursuant to our Amended and Restated Charter, we have until November 9, 2024 if all monthly extensions are implemented (or such earlier date as determined by the Board) to consummate our initial Business Combination. Nasdaq’s rules and guidance currently provide that SPACs (such as us) must satisfy certain listing conditions, including that a SPAC must complete one or more Business Combinations meeting certain conditions within 36 months of the effectiveness of its initial public offering registration statement (the “36-Month Requirement”). If a SPAC does not meet the 36-Month Requirement, it will receive a Staff Delisting Determination from Nasdaq which, among other things, informs the SPAC that (i) its securities will be suspended as of a date certain; (ii) it has a right to request review of the Staff Delisting Determination by a Hearings Panel; and (iii) a timely request for such review will stay the suspension and delisting action pending the issuance of a written decision of the Hearings Panel. The Hearings Panel may, where it deems appropriate, grant an exception to the continued listing standards for a period not to exceed 180 days from the date of the Staff Delisting Determination. The basis for the Staff Delisting Determination may be cured if, for example, a SPAC completes an initial Business Combination during the period of the stay.

On July 8, 2024, Nasdaq filed with the SEC a proposal to change the rules applicable to the foregoing procedures (the “Proposed Nasdaq Rules”) that includes removing the stay referred to above so that a SPAC’s securities will be immediately suspended from trading on Nasdaq through the pendency of the Hearings Panel’s review. In addition, under the Proposed Nasdaq Rules, the scope of the Hearings Panel’s review would be limited, as the Hearings Panel may only reverse a Staff Delisting Determination where it determines that the Staff Delisting Determination was in error and that the SPAC never failed to satisfy the 36-Month Requirement. In such cases, the Hearings Panel would not be able to consider facts indicating that the SPAC had regained compliance since the date of the Staff Delisting Determination, nor may the Hearings Panel grant an exception allowing the SPAC additional time to regain compliance. If a SPAC completes a Business Combination after receiving a Staff Delisting Determination and/or demonstrates compliance with all applicable initial listing requirements, the combined company could apply to list its securities on Nasdaq pursuant to the normal application review process. The Proposed Nasdaq Rules contained a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the 36-Month Requirement.

On July 15, 2024, the SEC issued a release approving the immediate effectiveness of the Proposed Nasdaq Rules. The Proposed Nasdaq Rules will become operative on October 7, 2024.

Accordingly, unless we are able to consummate our initial Business Combination on or prior to November 4, 2024, our securities will be suspended from trading on Nasdaq and subject to potential delisting. If Nasdaq were to suspend our securities from trading, or delist our securities, our securities could potentially be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	our ability to complete an initial Business Combination with a target company contemplating a Nasdaq listing, as we would be a less attractive acquiror absent a listing on a national exchange;

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, offers and sales of our securities by us may be subject to regulation and we may be subject to additional compliance costs in each state in which we offer or sell our securities.

Our Public Stockholders’ exercise of redemption rights with respect to a large number of Public Shares in the 2023 Redemptions and 2024 Redemptions may affect our ability to complete an initial Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all.

Over the past two years, the redemption rate of shares held by public stockholders of SPACs at the time of a stockholder meeting that approves an amendment to the charter of the SPAC or the initial Business Combination of the SPAC has been very high, thereby increasing the likelihood that we, too, may be subject to significant redemptions that may affect our ability to complete an initial Business Combination.

In connection with the (i) First Special Meeting, 19,732,125 Public Shares were redeemed at a price per Public Share of approximately $10.41, and (ii) Second Special Meeting, 4,585,351 Public Shares were redeemed at a price per Public Share of approximately $10.89, thereby reducing the number of outstanding Public Shares to 682,524, and reducing the total amount held in the Trust Account to approximately $7,486,644 (as of June 30, 2024).

Due to the high rates of redemptions of Public Shares in connection with stockholder votes on extensions or Business Combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post- Business Combination company. Obtaining financing in connection with initial Business Combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the Business Combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsor or our other stockholders is required to provide any financing to us in connection with or after our initial Business Combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all. If we are unable to complete an initial Business Combination, our Public Stockholders may only receive approximately $10.95 per Public Share on the liquidation of our Trust Account (as of June 30, 2024, net of taxes paid or payable), and our Warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.95 per share on the redemption of their Public Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, on July 29, 2024 we issued an aggregate of 3,249,999 shares of Class A Common Stock to the Founder Share Holders, upon the conversion of an equal number of shares of Class B Common Stock held by the Founder Share Holders in the 2024 Founder Share Conversion. For more information on the 2024 Founder Share Conversion, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 9, 2024, we held the 2024 Special Meeting and our stockholders approved, among other things, the Second Extension Amendment Proposal, which extended the date by which we must consummate a Business Combination from May 9, 2024 on a monthly basis, up to six (6) times, until November 9, 2024, or such earlier date as may be determined by the Board. In connection with the vote to approve the Second Extension Amendment Proposal, Public Stockholders holding 4,585,351 Public Shares properly exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. We paid cash in the aggregate amount of approximately $49,949,579, or approximately $10.89 per share to such redeeming Public Stockholders in the 2024 Redemptions.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2024:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2024	—	—	—	—

May 1 – May 31, 2024	4,585,351	$10.89	—	—

June 1 – June 30, 2024	—	—	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

On July 18, 2024, the Second Promissory Note was amended and restated to increase the principal balance available under the Second Promissory Note from $400,000 to $900,000. The rest of the terms of the Second Promissory Note remain the same, including that the Second Promissory Note bears no interest. Since June 30, 2024, we have borrowed an additional $100,000 under the Second Promissory Note and an aggregate of $400,000 remains available to borrow under the Second Promissory Note, as amended and restated.

The issuance of the Second Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The foregoing description is qualified in its entirety by reference to the Second Promissory Note, a copy of which is filed as Exhibit 10.1 to the Report, respectively, and is incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	Second Amended and Restated Second Promissory Note issued to New Providence Acquisition II LLC on July 18, 2024.*
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2024	By:	/s/ Gary P. Smith
	Name:	Gary P. Smith
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)