Form 10-Q
period 2024-09-30
New Providence Acquisition Corp. II
filed 2024-12-06
CIK 1837929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of December 6, 2024, there were no shares of Class A common stock, par value $0.0001 per share, and one share of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

NEW PROVIDENCE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

●

“2023 Founder Share Conversion” are to the conversion of 3,000,000 shares of Class B Common Stock (as defined below) held by the Sponsor (as defined below) as Founder Shares (as defined below) into an equal number of shares of Class A Common Stock (as defined below) issued on May 5, 2023 to the Sponsor;

●	“2023 Redemptions” are to the 19,732,125 Public Shares (as defined below) whose holders properly exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.41 per share in connection with the approval of the First Extension Amendment Proposal (as defined below) and Redemption Limitation Amendment Proposal (as defined below);

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“2024 Founder Share Conversion” are to the conversion of an aggregate of 3,249,999 shares of Class B Common Stock held by the Founder Share Holders (as defined below) as Founder Shares into an equal number of shares of Class A Common Stock issued on July 29, 2024 to the Founder Share Holders;

●	“2024 Redemptions” are to the 4,585,351 Public Shares whose holders properly exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.89 per share in connection with the approval of the Second Extension Amendment Proposal (as defined below);

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated November 4, 2021, which we entered into with our Sponsor;

●	“Amended and Restated Charter” are to our Amended and Restated Certificate of Incorporation, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Common Stock” are to shares of our Class A common stock, par value $0.0001 per share;

●	“Class B Common Stock” are to shares of our Class B common stock, par value $0.0001 per share;

●	“Combination Period” are to the 36-month period, from the closing of the Initial Public Offering (as defined below) to November 9, 2024 if all monthly extensions are implemented (or such earlier date as determined by the Board), as extended by the Second Extension Amendment Proposal, that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

●	“Common Stock” are to the Class A Common Stock and the Class B Common Stock, together;

●	“Company,” “our,” “we,” or “us” are to New Providence Acquisition Corp. II, a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“First Extension Amendment Proposal” are to the proposal at the First Special Meeting (as defined below) to extend the Combination Period from May 9, 2023 to May 9, 2024;

●	“First Special Meeting” are to our special meeting of stockholders in lieu of an annual meeting of stockholders held on May 5, 2023;

●	“First Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on September 15, 2023;

●	“Founder Share Conversions” are to the 2023 Founder Share Conversion and the 2024 Founder Share Conversion, together;

●	“Founder Share Holders” are to the (i) Sponsor and (ii) Rick Mazer, Dan Ginsberg, Tim Gannon, Terry Wilson and Greg Stevens, our independent directors at the time of the Initial Public Offering, collectively;

●	“Founder Shares” are to the shares of Class B Common Stock initially purchased by our Sponsor prior to the Initial Public Offering and the shares of Class A Common Stock that (i) will be issued upon the automatic conversion of the shares of Class B Common Stock at the time of our Business Combination as described herein and (ii) were issued in connection with the Founder Share Conversions upon the conversion of an equal number of shares of Class B Common Stock (for the avoidance of doubt, such Class A Common Stock will not be “Public Shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 9, 2021;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statements on Form S-1, initially filed with the SEC on February 22, 2021, as amended, which were declared effective on November 4, 2021 (File Nos. 333-253337 and 333-260794));

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“MVLS” are to the Market Value of Listed Securities;

●	“MVLS Requirement” are to Nasdaq (as defined below) Listing Rule 5450(b)(2);

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“Nasdaq Compliance Date” are to January 17, 2025, the date by which we must regain compliance with the MVLS Requirement;

●	“Nasdaq Staff” are to the Listing Qualifications Department of Nasdaq;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Promissory Notes” are to First Promissory Note and the Second Promissory Note (as defined below), together;

●	“Public Shares” are to the shares of Class A Common Stock sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Stockholders” are to the holders of our Public Shares, including our Management Team to the extent the members of our Management Team purchase Public Shares, provided that each member of our Management Team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Limitation Amendment Proposal” are to the proposal at the First Special Meeting to amend the Amended and Restated Charter to remove the limitation that we may not redeem Public Shares to the extent that such redemption would result in us having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), of less than $5,000,001;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension Amendment Proposal” are to the proposal at the Second Special Meeting (as defined below) to extend the Combination Period on a monthly basis, up to six (6) times, from May 9, 2024 until November 9, 2024, or such earlier date as may be determined by the Board;

●	“Second Special Meeting” are to our special meeting of stockholders in lieu of an annual meeting of stockholders held on May 9, 2024;

●	“Second Promissory Note” are to that certain non-interest bearing promissory note in the principal amount of up to $400,000 issued to our Sponsor on March 7, 2024;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to New Providence Acquisition II LLC, a Delaware limited liability company;

●	“Treasury” are to the U.S. Department of the Treasury;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $255,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated November 4, 2021, which we entered into with Deutsche Bank Securities Inc.;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets
Cash	$3,400	$56,867
Prepaid expenses	21,917	13,080
Prepaid income taxes	10,226	—
Total Current Assets	35,543	69,947

Cash and marketable securities held in Trust Account	7,504,714	56,981,202
TOTAL ASSETS	$7,540,257	$57,051,149

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,795,191	$1,295,810
Income taxes payable	—	209,997
Excise taxes payable	2,554,283	2,054,788
Promissory Notes - related party	790,000	290,000
Advance from related parties	5,692	—
Total Current Liabilities	5,145,166	3,850,595

Deferred underwriting payable	8,750,000	8,750,000
Total Liabilities	13,895,166	12,600,595

Commitments and Contingencies (Note 6)

Class A Common Stock subject to possible redemption, $0.0001 par value; 682,524 and 5,267,875 shares issued and outstanding at $10.99 and $10.75 per share redemption value at September 30, 2024 and December 31, 2023, respectively	7,500,540	56,621,690

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized; 6,249,999 and 3,000,000 shares issued and outstanding (excluding 682,524 and 5,267,875 shares subject to possible redemption) at September 30, 2024 and December 31, 2023, respectively	625	300
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; one share and 3,250,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	325
Additional paid-in capital	—	—
Accumulated deficit	(13,856,074)	(12,171,761)
Total Stockholders’ Deficit	(13,855,449)	(12,171,136)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$7,540,257	$57,051,149

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating costs	$368,515	$355,345	$1,330,422	$1,145,809
Loss from operations	(368,515)	(355,345)	(1,330,422)	(1,145,809)

Other income:
Interest earned on cash and marketable securities held in Trust Account	84,888	722,208	1,197,306	5,138,865
Other income	84,888	722,208	1,197,306	5,138,865

(Loss) Income before provision for income taxes	(283,627)	366,863	(133,116)	3,993,056
Provision for income taxes	(8,985)	(141,164)	(223,273)	(1,047,662)
Net (loss) income	$(292,612)	$225,699	$(356,389)	$2,945,394

Weighted average shares outstanding, Redeemable Class A Common Stock	682,524	5,267,875	2,941,730	14,808,683

Basic and diluted net (loss) income per share, Redeemable Class A Common Stock	$(0.04)	$0.02	$(0.04)	$0.14

Weighted average shares outstanding, Non-Redeemable Class A Common Stock	5,225,543	3,000,000	3,747,263	1,637,363

Basic and diluted net (loss) income per share, Non-Redeemable Class A Common Stock	$(0.04)	$0.02	$(0.04)	$0.14

Weighted average shares outstanding, Class B Common Stock	1,024,457	3,250,000	2,502,737	4,612,637

Basic and diluted net (loss) income per share, Class B Common Stock	$(0.04)	$0.02	$(0.04)	$0.14

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	3,000,000	$300	3,250,000	$325	$—	$(12,171,761)	$(12,171,136)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(543,275)	(543,275)
Net income	—	—	—	—	—	199,623	199,623
Balance – March 31, 2024	3,000,000	$300	3,250,000	$325	$—	$(12,515,413)	$(12,514,788)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(257,252)	(257,252)
Excise Tax payable attributable to redemption of Class A Common Stock	—	—	—	—	—	(499,495)	(499,495)
Net loss	—	—	—	—	—	(263,400)	(263,400)
Balance – June 30, 2024	3,000,000	$300	3,250,000	$325	$—	$(13,535,560)	$(13,534,935)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(27,902)	(27,902)
Conversion of Class B Common Stock to Class A Common Stock	3,249,999	325	(3,249,999)	(325)	—	—	—
Net loss	—	—	—	—	—	(292,612)	(292,612)
Balance – September 30, 2024	6,249,999	$625	1	$—	$—	$(13,856,074)	$(13,855,449)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	6,250,000	$625	$—	$(8,951,464)	$(8,950,839)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(2,186,752)	(2,186,752)
Net income	—	—	—	—	—	1,910,886	1,910,886
Balance – March 31, 2023	—	$—	6,250,000	$625	$—	$(9,227,330)	$(9,226,705)
Conversion of Class B Common Stock to Class A Common Stock	3,000,000	300	(3,000,000)	(300)	—	—	—
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(2,054,788)	(2,054,788)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(1,223,407)	(1,223,407)
Net income	—	—	—	—	—	808,809	808,809
Balance – June 30, 2023	3,000,000	$300	3,250,000	$325	$—	$(11,696,716)	$(11,696,091)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(524,242)	(524,242)
Net income	—	—	—	—	—	225,699	225,699
Balance – September 30, 2023	3,000,000	$300	3,250,000	$325	$—	$(11,995,259)	$(11,994,634)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(356,389)	$2,945,394
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,197,306)	(5,138,865)
Deferred tax provision	—	(148,862)
Changes in operating assets and liabilities:
Prepaid expenses	(8,837)	238,828
Prepaid income taxes	(10,226)	125,826
Accounts payable and accrued expenses	499,381	179,507
Advance from related parties	5,692	—
Income taxes payable	(209,997)	172,698
Net cash used in operating activities	(1,277,682)	(1,625,474)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	724,215	1,343,285
Cash withdrawn from Trust Account in connection with redemption of Common Stock	49,949,579	205,478,750
Net cash provided by investing activities	50,673,794	206,822,035

Cash Flows from Financing Activities:
Proceeds from Promissory Notes - related party	500,000	200,000
Redemption of Common Stock	(49,949,579)	(205,478,750)
Net cash used in financing activities	(49,449,579)	(205,278,750)

Net Change in Cash	(53,467)	(82,189)
Cash – Beginning of period	56,867	339,663
Cash – End of period	$3,400	$257,474

Supplementary cash flow information:
Cash paid for franchise and income taxes	$788,550	$898,000

Non-Cash investing and financing activities:
Remeasurement of Class A Common Stock subject to redemption	$828,429	$3,934,401
Excise Tax payable attributable to redemption of Common Stock	$499,495	$2,054,788

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, LIQUIDITY, AND RISKS AND UNCERTAINTIES

New Providence Acquisition Corp. II (the “Company”) is a blank check company incorporated in Delaware on November 16, 2020. The Company announced on November 8, 2024 that its board of directors (the “Board”) has determined that the Company (i) will abandon and not implement the proposal to extend the date by which the Company must consummate an initial business combination from November 9, 2024 to November 9, 2025, and (ii) it has decided to dissolve and liquidate with a redemption of its Public Shares which occurred on November 26, 2024. Prior to the Company’s announcement, the Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).

The financial statements presented in this Quarterly Report on Form 10-Q do not reflect the redemption of the Public Shares as announced on November 8, 2024 and the cancellation of the Public Warrants and Private Placement Warrants in connection with the decision of the Company to dissolve and liquidate.

The Company was not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity through September 30, 2024 relates to the Company’s formation, the initial public offering that was consummated by the Company on November 9, 2021 (the “Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues as a result of its November 8, 2024 announcement to dissolve and liquidate. The Company generated non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account (as defined and described below).

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination. There was no assurance that the Company will be able to complete a Business Combination successfully. The Company was required to complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company would only complete a Business Combination if the post-Business Combination company owned or acquired 50% or more of the outstanding voting securities of the target or otherwise acquired a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company would have provided its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company would seek stockholder approval of a Business Combination or conduct a tender offer would have been made by the Company, solely in its discretion. The Public Stockholders would have been entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.99 per Public Share as of September 30, 2024), including any pro rata interest earned on the funds held in the Trust Account and net of taxes paid or payable). There would be no redemption rights upon the completion of a Business Combination with respect to the Warrants.

Prior to the Company’s announcement on November 8, 2024 of its decision to dissolve and liquidate, the Company would have proceeded with a Business Combination only if the Company had net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company had sought stockholder approval, a majority of the shares voted were voted in favor of the Business Combination. If a stockholder vote was not required by law and the Company does not decided to hold a stockholder vote for business or other reasons, the Company would have, pursuant to its Amended and Restated Certificate of Incorporation (as amended and currently in effect, the “Amended and Restated Charter”), conducted the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction was required by law, or the Company decided to obtain stockholder approval for business or other reasons, the Company would have offered to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company had sought stockholder approval in connection with a Business Combination, the Founder Share Holders (as defined in Note 5) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder might elected to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all. Upon approval by the Company’s stockholders of the Redemption Limitation Amendment Proposal (as defined below) at the First Special Meeting (as defined below), the net tangible asset limitation was removed from the Amended and Restated Charter.

Notwithstanding the above, if the Company had sought stockholder approval of a Business Combination and it did not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Charter provided that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder was acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), would have been restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Founder Share Holders have agreed (i) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (ii) not to propose an amendment to the Amended and Restated Charter (x) to modify the substance or timing of the ability of the Public Stockholders to seek redemption in connection with the initial Business Combination or the Company’s obligation to redeem 100% of its Public Shares if the Company did not complete an initial Business Combination within 36 months from the closing of the Initial Public Offering or (y) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provided the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

The Company initially had 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). In connection with the First Special Meeting and the Second Special Meeting (as defined below), the Combination Period was extended until up to November 9, 2024 (see below).

If the Company was unable to complete a Business Combination within the Combination Period, the Company would have (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeemed the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption would have completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which would have expired worthless if the Company had failed to complete a Business Combination within the Combination Period.

The Founder Share Holders agreed to waive its liquidation rights with respect to the Founder Shares if the Company had failed to complete a Business Combination within the Combination Period. However, if the Sponsor acquired Public Shares in or after the Initial Public Offering, such Public Shares would have been entitled to liquidating distributions from the Trust Account if the Company had failed to complete a Business Combination within the Combination Period. The underwriter of the Initial Public Offering had agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company did not complete a Business Combination within in the Combination Period and, in such event, such amounts would have been included with the other funds held in the Trust Account that would have been available to fund the redemption of the Public Shares. In the event of such distribution, it was possible that the per share value of the assets remaining available for distribution would have been less than the per Unit amount held in the Trust Account ($10.99 per Public Share as of September 30, 2024, net of taxes paid or payable).

In order to protect the amounts held in the Trust Account, the Founder Share Holders agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company had discussed entering into a transaction agreement, reduced the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability would have not applied to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor would have it applied to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver was deemed to be unenforceable against a third party, the Sponsor would have not be responsible to the extent of any liability for such third-party claims. The Company would seek to reduce the possibility that the Sponsor would have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company did business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

On September 10, 2024, the Company received a written notice from the Nasdaq Staff notifying the Company that the Nasdaq Staff has determined that for the last 30 consecutive business days, from August 14, 2024 to August 27, 2024, the Company’s MVLS has been $50 million or greater. Accordingly, the Company has regained compliance with the MVLS Requirement and the Nasdaq Staff has indicated that the matter is now closed.

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
SEPTEMBER 30, 2024

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

In connection with the vote to approve the Second Extension Amendment Proposal, Public Stockholders elected to redeem an aggregate of 4,585,351 Public Shares for cash at a redemption price of approximately $10.89 per share, for an aggregate redemption amount of approximately $49,949,579. Following the Redemptions, the Company has 682,524 Public Shares outstanding.

On November 8, 2024, the Company announced that its Board has determined that the Company (i) would abandon and not implement the proposal to extend the date by which the Company must consummate an initial business combination from November 9, 2024 to November 9, 2025, which proposal was approved by the Company’s stockholders at the special meeting of stockholders held on November 1, 2024, (ii) cease all operations except for the purpose of winding up as soon as practicable, (iii) as promptly as reasonably possible redeem the Public Shares that were included in the Units issued in the Company’s IPO at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law (the “Redemption”), and (iv) as promptly as reasonably possible following the Redemption, subject to the approval of the Company’s remaining stockholders and its Board, liquidate the funds held in the Trust Account (the “Liquidation”) and dissolve the Company (the “Dissolution”), subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless. The Sponsor has agreed to waive its redemption rights with respect to the shares of Class B common stock of the Company issued prior to the IPO, including shares of the Company’s Class A common stock issued upon conversion of the Class B common stock.

In order to provide for the disbursement of funds from the Trust Account, on November 11, 2024, the Company instructed Continental Stock Transfer & Trust Company (“Continental”), as its trustee, to take all necessary actions to effect the Liquidation. The proceeds thereof, less $100,000 of interest to pay dissolution expenses and net of franchise and income taxes payable, will be held in a trust operating account while awaiting disbursement to the holders of the Public Shares. The Company expects to redeem all of the outstanding Public Shares for an estimated redemption price of approximately $10.90 per share (the “Redemption Amount”) after the payment of up to $100,000 of dissolution expenses, but before the payment of taxes. All other costs and expenses associated with implementing the Dissolution will be funded from proceeds held outside of the Trust Account. Record holders of Public Shares will receive their pro rata portion of the proceeds of the Trust Account by delivering their Public Shares to Continental, the Company’s transfer agent. Beneficial owners of Public Shares held in “street name,” however, will not need to take any action in order to receive the Redemption Amount. The Redemption Amount is expected to be paid out within ten business days after the instruction to Continental to commence the Redemption and Liquidation.

Founder Share Conversions

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

On July 29, 2024, the Company issued an aggregate of 3,249,999 shares of Class A Common Stock to the (i) Sponsor, and (ii) Rick Mazer, Dan Ginsberg, Tim Gannon, Terry Wilson and Greg Stevens, the Company’s independent directors at the time of its Initial Public Offering (collectively, the “Founder Shareholders”), upon the conversion of an equal number of shares of the Class B Common Stock held by the Founder Shareholders (the “2024 Founder Share Conversion”). The 3,249,999 shares of Class A Common Stock issued in connection with the 2024 Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the 2024 Founder Share Conversion. As a result of the 2024 Founder Share Conversion, the Company had an aggregate of (x) 6,932,523 shares of Class A Common Stock and (y) 1 share of Class B Common Stock issued and outstanding at September 30, 2024.

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

Liquidity and Going Concern

As of September 30, 2024, the Company had $3,400 in its operating bank accounts, of which $0 was restricted to pay for taxes, $7,504,714 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith and a working capital deficit of $5,109,623. Approximately $543,000 of interest income earned on funds held in the Trust Account is available to pay for taxes.

Prior to the Company’s announcement on November 8, 2024 of its decision to dissolve and liquidate, the Company was using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. The Company announced on November 8, 2024 its decision to dissolve and liquidate with a redemption of the Company’s Public Shares which occurred on November 26, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after November 26, 2024. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this quarterly report on Form 10-Q.

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

On May 5, 2023, in the 2023 Redemptions, Public Stockholders elected to redeem 19,732,125 Public Shares for a total of $205,478,750 and on May 9, 2024, in the 2024 Redemptions, Public Stockholders elected to redeem 4,585,351 Public Shares for a total of $49,949,579. As such the Company has recorded a 1% Excise Tax liability in the aggregate amount of $2,554,283 on the accompanying condensed balance sheets as of September 30, 2024. The liability does not impact the accompanying unaudited condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. On October 28, 2024, the Company has filed an excise tax return for the year ended December 31, 2023. As of the date of filing of these financial statements the Company has not yet paid the amount due.

The Company’s results of operations and its ability to complete an initial Business Combination could have been adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which were beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, including geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they could negatively impact its business.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2023, as filed with the SEC on April 9, 2024. The interim results for the periods ended September 30, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any future periods.

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
SEPTEMBER 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

Restricted Cash

The Company has withdrawn a total of $2,730,500 of interest from the Trust Account since inception to pay for taxes. There was $0 and $56,867 of cash that was restricted to pay for taxes as of September 30, 2024 and December 31, 2023, respectively.

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

At September 30, 2024, substantially all of the assets held in the Trust Account consisted of cash held in a demand deposit account. At December 31, 2023, substantially all of the assets held in the Trust Account consisted of investments in money-market funds that invest in Treasury securities. Prior to the liquidation of the investments held in the Trust Account on April 12, 2024, all of the Company’s investments held in the Trust Account were classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on cash and marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Common Stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock are classified as stockholder’s equity. The Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the accompanying condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2024, the Common Stock reflected in the accompanying condensed balance sheets are reconciled in the following table:

Common Stock subject to possible redemption, December 31, 2023	$56,621,690
Plus:
Remeasurement of carrying value to redemption value	543,275
Common Stock subject to possible redemption, March 31, 2024	$57,164,965
Less:
Redemption of Class A Common Stock subject to redemption	(49,949,579)
Plus:
Remeasurement of carrying value to redemption value	257,252
Common Stock subject to possible redemption, June 30, 2024	$7,472,638
Plus:
Remeasurement of carrying value to redemption value	27,902
Common Stock subject to possible redemption, September 30, 2024	$7,500,540

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it. The effective tax rate was (3.17%) and 38.5% for the three months ended September 30, 2024 and 2023, respectively, and (167.73%) and 26.2% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, primarily due to the valuation allowance on the deferred tax assets.

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period is they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “[i]f an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effect tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2024.

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

The calculation of diluted (loss) income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 16,333,333 Class A Common Stock in the aggregate. As of September 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Common Stock and then share in the (loss) income of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per Common Stock for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per Common Stock (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	Class A	Class A		Class A	Class A
	Redeemable	Non-Redeemable	Class B	Redeemable	Non-Redeemable	Class B
Basic and diluted net loss per share of Common Stock
Numerator:
Allocation of net loss, as adjusted	$(28,808)	$(220,563)	$(43,241)	$(114,059)	$(145,292)	$(97,038)
Denominator:
Basic and diluted weighted average Common Stock outstanding	682,524	5,225,543	1,024,457	2,941,730	3,747,263	2,502,737
Basic and diluted net loss per share of Common Stock	$(0.04)	$(0.04)	$(0.04)	(0.04)	$(0.04)	(0.04)

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
	Class A	Class A		Class A	Class A
	Redeemable	Non-Redeemable	Class B	Redeemable	Non-Redeemable	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$103,226	$58,787	$63,686	$2,071,232	$229,011	$645,151
Denominator:
Basic and diluted weighted average common stock outstanding	5,267,875	3,000,000	3,250,000	14,808,683	1,637,363	4,612,637

Basic and diluted net income per share of common stock	$0.02	$0.02	$0.02	$0.14	$0.14	$0.14

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At September 30, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units, which included a partial exercise by the underwriter of its over-allotment option in the amount of 2,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-third of one Public Warrant. Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per whole share (see Note 7). As discussed in Note 1, the Company announced on November 8, 2024 its decision to dissolve and liquidate with a redemption of the Company’s public shares which occurred on November 26, 2024. The Company will be cancelling the Public Warrants in connection with its liquidation.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 8,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $12,000,000, in the Private Placement. Each Private Placement Warrant was exercisable to purchase one Class A Common Stock at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement was added to the proceeds from the Initial Public Offering held in the Trust Account. Because the Company will not complete a Business Combination within the Combination Period as discussed in Note 1, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

The sale of the Founder Shares to the Company’s independent directors was in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards was measured at fair value upon the grant date. The Company had hired a valuation firm who used the lattice model to assess the fair value associated with the Founder Shares granted. The fair value of the 50,000 Founder Shares granted to the Company’s directors was $487,000 or $9.74 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares was recognized only when the performance condition was probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2024, the Company determined the performance conditions were not considered probable, and, therefore, no stock-based compensation expense had been recognized. Stock-based compensation would be recognized at the date the performance conditions were considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

On July 29, 2024, the Company issued an aggregate of 3,249,999 shares of Class A Common Stock to the Founder Shareholders upon the conversion of an equal number of shares of Class B Common Stock held by them. The shares of Class A Common Stock issued in connection with the 2024 Founder Share Conversion are subject to the same restrictions applicable to the shares of Class B Common Stock prior to the 2024 Founder Share Conversion, including certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the 2024 Founder Share Conversion, there are 6,932,523 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding.

The shares of Class A Common Stock issued upon the 2024 Founder Share Conversion have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

The Company effected the 2024 Founder Share Conversion to regain compliance with the MVLS Requirement.

Administrative Support Agreement

The Company entered into an agreement, commencing on November 4, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $20,000 per month for, among other things, the provision of the services of one or more investment professionals, who may be related parties of the Sponsor or of one of the Company’s executive officers. For the three and nine months ended September 30, 2024, the Company incurred $60,000 and $180,000 in fees for these services, respectively, of which $180,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets for the period ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company incurred $60,000 and $180,000, respectively, in fees for these services, of which $120,000 is recorded in accounts payable and accrued expenses in the accompanying condensed balance sheets for the period ended September 30, 2023.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Any warrants issued upon conversion of the Working Capital Loans would be identical to the Private Placement Warrants. At September 30, 2024 and December 31, 2023, the Company had no Working Capital Loans.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

Promissory Note — Related Party

On September 15, 2023, the Company issued an unsecured promissory note in the principal amount of $300,000 to the Sponsor (the “First Promissory Note”). The First Promissory Note bears no interest and has been amended and restated to be payable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of the Company’s liquidation (see Note 1). The Company and the Sponsor agree that the Company may request up to $300,000 for costs reasonably related to the Business Combination. The principal of the First Promissory Note may be drawn down upon written request from the Company to the Sponsor (each, a “Drawdown Request”). Each Drawdown Request must state the amount to be drawn down and must not be an amount less than $1,000 unless agreed upon by the Company and the Sponsor. As of September 30, 2024 and December 31, 2023, there was $290,000 outstanding under the First Promissory Note.

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

On July 18, 2024, the Second Promissory Note was amended and restated to increase the principal balance available under the Second Promissory Note from $400,000 to $900,000. The rest of the terms of the Second Promissory Note remain the same, including that the Second Promissory Note bears no interest. Through September 30, 2024, the Company has borrowed $500,000 under the Second Promissory Note and an aggregate of $400,000 remains available to borrow under the Second Promissory Note, as amended and restated. As of September 30, 2024, there was $500,000 outstanding under the Second Promissory Note.

As of September 30, 2024 and December 31, 2023, respectively, there was an aggregate of $790,000 and $290,000 outstanding under the Promissory Notes.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Stockholders Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that would have been issued upon conversion of the Working Capital Loans (and any shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants and warrants that would have been issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration and stockholder rights agreement entered into on November 4, 2021, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A Common Stock) (the “Registration Rights Agreement”). The holders of the majority of these securities would have been entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Registration Rights Agreement did not contained liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company would bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, subject to the terms of the Underwriting Agreement, dated November 4, 2021, by and between the Company and Deutsche Bank Securities Inc. As discussed in Note 1, the Company announced on November 8, 2024 its decision to dissolve and liquidate.

Consulting Services Arrangements

The Company had arrangements with third-party consultants to provide services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. These arrangements, which were terminated in June 2023, provide for aggregate monthly fees of approximately $10,000. For the three and nine months ended September 30, 2024, the Company did not incur any fees for these services. For the three and nine months ended September 30, 2023, the Company incurred $0 and $57,700, respectively.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company filed an Amended and Restated Charter prior to the closing date of the Initial Public Offering such that the Company is authorized to issue up to 1,000,000 shares of preferred stock at a $0.0001 par value. At September 30, 2024 and December 31, 2023, there were no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 400,000,000 shares of Class A Common Stock at a $0.0001 par value per share. Holders of the Class A Common Stock are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 6,249,999 and 3,000,000 shares of Class A Common Stock issued and outstanding (excluding 682,524 and 5,267,875 shares of Class A Common Stock subject to possible redemption), respectively.

Class B Common Stock

The Company is authorized to issue up to 10,000,000 shares of Class B Common Stock at a $0.0001 par value per share. Holders of the Class B Common Stock are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there was one and 3,250,000 shares of Class B Common Stock issued and outstanding, respectively.

Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B Common Stock was to automatically convert into shares of Class A Common Stock (a) at any time and from time to time at the option of the holder thereof and (b) automatically upon the closing of the Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like). In the case that additional shares of Class A Common Stock, or equity-linked securities, had been issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock should be converted into shares of Class A Common Stock would be adjusted (unless the holders of a majority of the outstanding shares of Class B Common Stock agreed to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A Common Stock issuable upon conversion of all shares of Class B Common Stock would have equaled, in the aggregate, on an as-converted basis, 20% (taking into account any shares of Class A Common Stock held by the Sponsor in connection with its prior conversion) of the sum of the total number of all shares of Common Stock outstanding upon completion of the Initial Public Offering plus all shares of Class A Common Stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of Working Capital Loans made to the Company).

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

On May 5, 2023, the Company issued an aggregate of 3,000,000 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of the Class B Common Stock held by the Sponsor as Founder Shares. The 3,000,000 shares of Class A Common Stock issued in connection with the 2023 Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the 2023 Founder Share Conversion. On July 29, 2024, the Company issued an aggregate of 3,249,999 shares of Class A Common Stock to the Founding Shareholders upon the conversion of an equal number of shares of the Class B Common Stock held by them. The 3,249,999 shares of Class A Common Stock issued in connection with the 2024 Founder Share Conversion were subject to the same restrictions as applied to the Class B Common Stock before the 2024 Founder Share Conversion. As a result of the 2023 Founder Share Conversion, the 2023 Redemptions, the 2024 Redemptions, and the 2024 Founder Share Conversion, the Company had an aggregate of (x) 6,932,523 shares of Class A Common Stock and (y) one share of Class B Common Stock issued and outstanding at September 30, 2024.

Warrants

At September 30, 2024 and December 31, 2023, there were 8,333,333 Public Warrants issued and outstanding. Public Warrants would have only be exercised for a whole number of shares. No fractional shares would have been issued upon exercise of the Public Warrants. The Public Warrants would have become exercisable on the later of (i) 30 days after the consummation of a Business Combination or (ii) 12 months from the closing of the Initial Public Offering. The Public Warrants would have expired five years from the consummation of a Business Combination or earlier upon redemption or the Company’s liquidation. As discussed in Note 1, the Company announced on November 8, 2024 its decision to dissolve and liquidate. There will be no redemption rights or liquidating distributions with respect to the Company's warrants, which will expire worthless.

As of September 30, 2024 and December 31, 2023, there were 8,000,000 Private Placement Warrants issued and outstanding. The Private Placement Warrants were identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Common Stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants were exercisable on a cashless basis and were non-redeemable.

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that were re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that were re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company sought to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy was used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

NEW PROVIDENCE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

At September 30, 2024, the assets held in the Trust Account consisted of cash held in a demand deposit account. At December 31, 2023, the assets held in the Trust Account consisted of investments in money-market funds that invest in Treasury securities.

The following table presents information about the Company’s assets that were measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024	December 31, 2023
Assets:
Cash and marketable securities held in Trust Account	1	$—	$56,981,202

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On October 16, 2024, the Company borrowed an additional $400,000 under the Second Promissory Note, resulting in the Second Promissory Note being fully drawn.

On November 1, 2024, the Company held a special meeting in lieu of an annual meeting of stockholders (the “Meeting”), to amend the Amended and Restated Charter to extend the date by which the Company has to consummate a Business Combination from November 9, 2024 on a monthly basis, up to twelve (12) times, until November 9, 2025 (the “Third Extension Amendment Proposal”). The stockholders of the Company approved the Third Extension Amendment Proposal at the Meeting.

On November 4, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that, pursuant to Nasdaq Listing Rule IM-5101-2 (“Rule IM-5101-2”), the Staff of Nasdaq (“Staff”) had determined that (i) the Company’s securities will be delisted from Nasdaq, (ii) trading of the Company’s Class A common stock, warrants, and units will be suspended at the opening of business on November 11, 2024 and (iii) a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by November 4, 2024, the Staff concluded that the Company did not comply with Rule IM-5101-2 and that the Company’s securities are now subject to delisting.

On November 8, 2024, the Company announced that its Board has determined that the Company (i) will abandon and not implement the proposal to extend the date by which the Company must consummate an initial business combination from November 9, 2024 to November 9, 2025, which proposal was approved by the Company’s stockholders at the special meeting of stockholders held on November 1, 2024, (ii) will cease all operations except for the purpose of winding up as soon as practicable, (iii) will as promptly as reasonably possible redeem the Public Shares that were included in the units issued in the Company’s IPO at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law (the “Redemption”), and (iv) will as promptly as reasonably possible following the Redemption, subject to the approval of the Company’s remaining stockholders and its Board, liquidate the funds held in the Trust Account (the “Liquidation”) and dissolve the Company (the “Dissolution”), subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless. New Providence Acquisition II LLC, the Company’s sponsor, has agreed to waive its redemption rights with respect to the shares of Class B common stock of the Company issued prior to the IPO, including shares of the Company’s Class A common stock issued upon conversion of the Class B common stock.

In order to provide for the disbursement of funds from the Trust Account, on November 11, 2024, the Company instructed Continental Stock Transfer & Trust Company (“Continental”), as its trustee, to take all necessary actions to effect the Liquidation. The proceeds thereof, less $100,000 of interest to pay dissolution expenses and net of franchise and income taxes payable, will be held in a trust operating account while awaiting disbursement to the holders of the Public Shares. The Company expects to redeem all of the outstanding Public Shares for an estimated redemption price of approximately $10.90 per share (the “Redemption Amount”) after the payment of up to $100,000 of dissolution expenses, but before the payment of taxes. All other costs and expenses associated with implementing the Dissolution will be funded from proceeds held outside of the Trust Account. Record holders of Public Shares will receive their pro rata portion of the proceeds of the Trust Account by delivering their Public Shares to Continental, the Company’s transfer agent. Beneficial owners of Public Shares held in “street name,” however, will not need to take any action in order to receive the Redemption Amount. The Redemption Amount is expected to be paid out within ten business days after the instruction to Continental to commence the Redemption and Liquidation.

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

Overview

We are a blank check company incorporated under the laws of the State of Delaware on November 16, 2020 for the purpose of effectuating a Business Combination. The Company announced on November 8, 2024 that its board of directors (the “Board”) has determined that the Company (i) will abandon and not implement the proposal to extend the date by which the Company must consummate an initial business combination from November 9, 2024 to November 9, 2025, it has decided to dissolve and liquidate with a redemption of its public shares which occurred on November 26, 2024. Prior to the Company’s announcement, we intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and our Private Placement, our capital stock, debt or a combination of cash, stock and debt.

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

On January 24, 2024, the SEC adopted the 2024 SPAC Rules, which became effective on July 1, 2024. The 2024 SPAC Rules would have required, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

On July 18, 2024, the Second Promissory Note was amended and restated to increase the principal balance available under the Second Promissory Note from $400,000 to $900,000. The rest of the terms of the Second Promissory Note remain the same, including that the Second Promissory Note bears no interest. Through September 30, 2024, we have borrowed $500,000 in the aggregate under the Second Promissory Note and an aggregate of $400,000 remains available to borrow under the Promissory Notes, as amended and restated. On October 16, 2024, we borrowed an additional $400,000 under the Second Promissory Note, resulting in the Second Promissory Note being fully drawn.

On July 23, 2024, we received a deficiency letter from the Nasdaq Staff notifying us that, for the preceding 30 consecutive business days, our MVLS was below the $50 million minimum requirement for continued listing on The Nasdaq Global Market pursuant to the MVLS Requirement.

On September 10, 2024, the Company received a written notice from the Nasdaq Staff notifying the Company that the Nasdaq Staff has determined that for the last 30 consecutive business days, from August 14, 2024 to August 27, 2024, the Company’s MVLS has been $50 million or greater. Accordingly, the Company has regained compliance with the MVLS Requirement and the Nasdaq Staff has indicated that the matter is now closed.

On July 29, 2024, we issued an aggregate of 3,249,999 shares of Class A Common Stock to the Founder Shareholders upon the conversion of an equal number of shares of Class B Common Stock held by them. The shares of Class A Common Stock issued in connection with the 2024 Founder Share Conversion are subject to the same restrictions applicable to the shares of Class B Common Stock prior to the 2024 Founder Share Conversion, including certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the 2024 Founder Share Conversion there are 6,932,523 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding.

The shares of Class A Common Stock issued upon the 2024 Founder Share Conversion have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

We effected the 2024 Founder Share Conversion to regain compliance with the MVLS Requirement.

On November 4, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that, pursuant to Nasdaq Listing Rule IM-5101-2 (“Rule IM-5101-2”), the Staff of Nasdaq (“Staff”) had determined that (i) the Company’s securities will be delisted from Nasdaq, (ii) trading of the Company’s Class A common stock, warrants, and units will be suspended at the opening of business on November 11, 2024 and (iii) a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by November 4, 2024, the Staff concluded that the Company did not comply with Rule IM-5101-2 and that the Company’s securities are now subject to delisting.

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

On November 1, 2024, the Company held a special meeting in lieu of an annual meeting of stockholders (the “Meeting”), to amend the Amended and Restated Charter to extend the date by which the Company has to consummate a Business Combination from November 9, 2024 on a monthly basis, up to twelve (12) times, until November 9, 2025 (the “Third Extension Amendment Proposal”). The stockholders of the Company approved the Third Extension Amendment Proposal at the Meeting.

On November 8, 2024, the Company announced that its Board has determined that the Company (i) will abandon and not implement the proposal to extend the date by which the Company must consummate an initial business combination from November 9, 2024 to November 9, 2025, which proposal was approved by the Company’s stockholders at the special meeting of stockholders held on November 1, 2024, (ii) will cease all operations except for the purpose of winding up as soon as practicable, (iii) will as promptly as reasonably possible redeem the Public Shares that were included in the units issued in the Company’s IPO at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law (the “Redemption”), and (iv) will as promptly as reasonably possible following the Redemption, subject to the approval of the Company’s remaining stockholders and its Board, liquidate the funds held in the Trust Account (the “Liquidation”) and dissolve the Company (the “Dissolution”), subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless. New Providence Acquisition II LLC, the Company’s sponsor, has agreed to waive its redemption rights with respect to the shares of Class B common stock of the Company issued prior to the IPO, including shares of the Company’s Class A common stock issued upon conversion of the Class B common stock.

In order to provide for the disbursement of funds from the Trust Account, on November 11, 2024, the Company instructed Continental Stock Transfer & Trust Company (“Continental”), as its trustee, to take all necessary actions to effect the Liquidation. The proceeds thereof, less $100,000 of interest to pay dissolution expenses and net of franchise and income taxes payable, will be held in a trust operating account while awaiting disbursement to the holders of the Public Shares. The Company expects to redeem all of the outstanding Public Shares for an estimated redemption price of approximately $10.90 per share (the “Redemption Amount”) after the payment of up to $100,000 of dissolution expenses, but before the payment of taxes. All other costs and expenses associated with implementing the Dissolution will be funded from proceeds held outside of the Trust Account. Record holders of Public Shares will receive their pro rata portion of the proceeds of the Trust Account by delivering their Public Shares to Continental, the Company’s transfer agent. Beneficial owners of Public Shares held in “street name,” however, will not need to take any action in order to receive the Redemption Amount. The Redemption Amount is expected to be paid out within ten business days after the instruction to Continental to commence the Redemption and Liquidation.

Founder Share Conversions

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

On July 29, 2024, the Company issued an aggregate of 3,249,999 shares of Class A Common Stock to the (i) Sponsor, and (ii) Rick Mazer, Dan Ginsberg, Tim Gannon, Terry Wilson and Greg Stevens, the Company’s independent directors at the time of its Initial Public Offering (the “Founder Shareholders”), upon the conversion of an equal number of shares of the Class B Common Stock held by the Founder Shareholders (the “2024 Founder Share Conversion”). The 3,249,999 shares of Class A Common Stock issued in connection with the 2024 Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the 2024 Founder Share Conversion. As a result of the Founder Share Conversion, the Company had an aggregate of (x) 6,932,523 shares of Class A Common Stock and (y) one share of Class B Common Stock issued and outstanding at September 30, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2024 were organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for a Business Combination. The Company will not generate any operating revenues as a result of its November 8, 2024 announcement to dissolve and liquidate. We generated non-operating income in the form of interest income on cash and marketable securities held in our Trust Account. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2024, we had a net loss of $292,612, which consisted of operating costs of $368,515 and a provision for income taxes of $8,985, offset by interest earned on cash and marketable securities held in Trust Account of $84,888.

For the three months ended September 30, 2023, we had net income of $225,699, which consisted of interest earned on cash and marketable securities held in Trust Account of $722,208, offset by operating costs of $355,345 and a provision for income taxes of $141,164.

For the nine months ended September 30, 2024, we had a net loss of $356,389 , which consisted of operating costs of $1,330,422 and a provision for income taxes of $223,273, offset by interest earned on cash and marketable securities held in the Trust Account of $1,197,306.

For the nine months ended September 30, 2023, we had net income of $2,945,394, which consisted of interest earned on cash and marketable securities held in Trust Account of $5,138,865, offset by operating costs of $1,145,809 and provision for income taxes of $1,047,662.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination could be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which were beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

For the nine months ended September 30, 2024, cash used in operating activities was $1,277,682. Net loss of $356,389 was affected by interest income on cash and marketable securities held in the Trust Account of $1,197,306. Changes in operating assets and liabilities provided $276,013 of cash for operating activities.

For the nine months ended September 30, 2023, cash used in operating activities was $1,625,474. Net income of $2,945,394 was affected by interest income on marketable securities held in the Trust Account of $5,138,865 and a deferred tax provision of $148,862. Changes in operating assets and liabilities provided $716,859 of cash for operating activities.

As of September 30, 2024, we had cash and marketable securities held in the Trust Account of $7,504,714 (including approximately $543,000 of interest income) consisting of cash held in a demand deposit account. Interest income on the balance in the Trust Account can be used by us to pay taxes. From our inception through September 30, 2024, we have withdrawn an aggregate of $2,730,500 of interest earned from the Trust Account to pay tax obligations, in which $2,730,500 was used to pay for taxes and $0 was restricted cash to pay for taxes.

Prior to our announcement on November 8, 2024 of the decision to dissolve and liquidate, we had planned to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable and up to $100,000 of interest to pay dissolution expenses), to complete our Business Combination. To the extent that our capital stock or debt was used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account would have been used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash held outside the Trust Account of $3,400, of which $0 was restricted to pay for taxes. Prior to our announcement of our intention to dissolve and liquidate, we intended to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Subsequent to the announcement of our intention to dissolve and liquidate, we intend to use such funds to pay expenses associated with the liquidation and to settle outstanding liabilities of the Company.

On September 15, 2023, we issued the First Promissory Note in the principal amount of $300,000 to the Sponsor. The First Promissory Note bears no interest and was amended and restated on May 20, 2024 to be payable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of our liquidation. We agreed with the Sponsor that we may request up to $300,000 for costs reasonably related to the Business Combination. The principal of the First Promissory Note may be drawn down upon written request from us to the Sponsor. Each such request must state the amount to be drawn down, and must not be an amount less than $1,000, unless agreed upon by us and the Sponsor. As of September 30, 2024 and December 31, 2023, there was $290,000 outstanding under the First Promissory Note.

On March 7, 2024, we issued the Second Promissory Note to our Sponsor to borrow up to $400,000. The Second Promissory Note bears no interest and was amended and restated on May 20, 2024 to be payable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of our liquidation. The principal balance may be prepaid at any time.

On July 18, 2024, the Second Promissory Note was amended and restated to increase the principal balance available under the Second Promissory Note from $400,000 to $900,000. The rest of the terms of the Second Promissory Note remain the same, including that the Second Promissory Note bears no interest. Through September 30, 2024, the Company has borrowed $500,000 under the Second Promissory Note and an aggregate of $400,000 remains available to borrow under the Second Promissory Note, as amended and restated. As of September 30, 2024, there was $500,000 outstanding under the Second Promissory Note. On October 16, 2024, we borrowed an additional $400,000 under the Second Promissory Note, resulting in the Second Promissory Note being fully drawn.

As of September 30, 2024 and December 31, 2023, there was an aggregate of $790,000 and $290,000 outstanding under the Promissory Notes, respectively.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor, or certain of our officers and directors or their affiliates might have, but were not obligated to, loan us Working Capital Loans as may be required. As we have not completed a Business Combination within the Combination Period and have announced our intention to dissolve and liquidate, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. Any warrants issued upon conversion of the Working Capital Loans would be identical to the Private Placement Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. The Company announced on November 8, 2024 its decision to dissolve and liquidate with a redemption of the Company’s public shares which occurred on November 26, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after November 26, 2024. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this quarterly report on Form 10-Q.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as “variable interest entities”, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the Administrative Support Agreement, pursuant to which, we pay our Sponsor a total of up to $20,000 per month for, among other things, the provision of the services of one or more investment professionals, who might be related parties of our Sponsor or of one of our executive officers.

The underwriter of the Initial Public Offering was entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee would have become payable to the underwriter from the amounts held in the trust account solely in the event that we completed a business combination, subject to the terms of the Underwriting Agreement.

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

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended September 30, 2024, due to (i) identified material weaknesses in our internal controls over financial reporting related to properly recording and accruing expenses and (ii) a material weakness identified during the December 31, 2023 audit related to proper safeguarding of Trust Account assets, reporting of appropriate disclosure and monitoring process over the use of Trust Account funds, both disclosed in our 2023 Annual Report on Form 10-K/A. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” were prepared in accordance with GAAP. Accordingly, Management believes that the unaudited condensed financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented. As of September 30, 2024, the identified material weaknesses in our internal controls over financial reporting have not yet been remediated.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our IPO Registration Statement was declared effective by the SEC on November 4, 2021 and our securities are currently listed on the Nasdaq Global Market. Pursuant to our Amended and Restated Charter, we have until November 9, 2025 if all monthly extensions are implemented (or such earlier date as determined by the Board) to consummate our initial Business Combination. Nasdaq’s rules and guidance currently provide that SPACs (such as us) must satisfy certain listing conditions, including that a SPAC must complete one or more Business Combinations meeting certain conditions within 36 months of the effectiveness of its initial public offering registration statement (the “36-Month Requirement”). If a SPAC does not meet the 36-Month Requirement, it will receive a Staff Delisting Determination from Nasdaq which, among other things, informs the SPAC that (i) its securities will be suspended as of a date certain; (ii) it has a right to request review of the Staff Delisting Determination by a Hearings Panel; and (iii) a timely request for such review will stay the suspension and delisting action pending the issuance of a written decision of the Hearings Panel. The Hearings Panel may, where it deems appropriate, grant an exception to the continued listing standards for a period not to exceed 180 days from the date of the Staff Delisting Determination. The basis for the Staff Delisting Determination may be cured if, for example, a SPAC completes an initial Business Combination during the period of the stay.

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

In connection with the (i) First Special Meeting, 19,732,125 Public Shares were redeemed at a price per Public Share of approximately $10.41, and (ii) Second Special Meeting, 4,585,351 Public Shares were redeemed at a price per Public Share of approximately $10.89, thereby reducing the number of outstanding Public Shares to 682,524, and reducing the total amount held in the Trust Account to approximately $7,504,714 (as of September 30, 2024).

Due to the high rates of redemptions of Public Shares in connection with stockholder votes on extensions or Business Combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post- Business Combination company. Obtaining financing in connection with initial Business Combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the Business Combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsor or our other stockholders is required to provide any financing to us in connection with or after our initial Business Combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all. If we are unable to complete an initial Business Combination, our Public Stockholders may only receive approximately $10.99 per Public Share on the liquidation of our Trust Account (as of September 30, 2024, net of taxes paid or payable), and our Warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.99 per share on the redemption of their Public Shares.

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

There were no repurchases of our equity securities for the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

On July 18, 2024, the Second Promissory Note was amended and restated to increase the principal balance available under the Second Promissory Note from $400,000 to $900,000. The rest of the terms of the Second Promissory Note remain the same, including that the Second Promissory Note bears no interest. Through September 30, 2024, we have borrowed $500,000 under the Second Promissory Note and an aggregate of $400,000 remains available to borrow under the Second Promissory Note, as amended and restated. On October 16, 2024, we borrowed an additional $400,000 under the Second Promissory Note, resulting in the Second Promissory Note being fully drawn.

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

Dated: December 6, 2024	By:	/s/ Gary P. Smith
	Name:	Gary P. Smith
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)